Form 10-Q
period 2021-06-30
Finch Therapeutics Group, Inc.
filed 2021-08-10
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2021, there were 47,449,147 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2021

i

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

SPECIAL NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “FTG,” the “Company,” “we,” “us” and “our” refer to Finch Therapeutics Group, Inc. and its subsidiaries.

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

•

We operate our own manufacturing facility for certain product candidates, which requires significant resources and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

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

•

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,136	$99,710
Accounts receivable	2,245	1,034
Due from related party	5	61
Prepaid expenses and other current assets	6,617	5,359
Total current assets	177,003	106,164
Property and equipment, net	18,327	7,004
In-process research and development	32,900	32,900
Goodwill	18,057	18,057
Deferred initial public offering costs	—	1,013
Other assets	4,041	200
TOTAL ASSETS	$250,328	$165,338
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,719	$2,621
Accrued expenses and other current liabilities	5,222	5,228
Due to related party	8	266
Deferred revenue, current portion	2,575	3,371
Total current liabilities	9,524	11,486
Deferred tax liability	3,461	3,461
Deferred revenue, net of current portion	8,235	10,260
Loan payable	—	1,808
Deferred rent	724	766
Other liabilities	191	221
Total liabilities	22,135	28,002
COMMITMENTS AND CONTINGENCIES (Note 8)
Series A redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of June 30, 2021; 167,496,750 shares authorized and 11,596,280 shares issued and outstanding as of December 31, 2020;	—	53,593
Series B redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of June 30, 2021; 74,620,739 shares authorized and 5,166,203 shares issued and outstanding as of December 31, 2020	—	36,336
Series C redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of June 30, 2021; 109,604,994 shares authorized and 7,588,254 shares issued and outstanding as of December 31, 2020	—	53,221
Series D redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of June 30, 2021; 99,705,359 shares authorized and 6,902,872 shares issued and outstanding as of December 31, 2020	—	89,904
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 200,000,000 and 598,232,153 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 47,425,752 and 8,391,793 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	47	8
Additional paid-in capital	360,131	7,109
Accumulated deficit	(131,985)	(102,835)
Total stockholders’ equity (deficit)	228,193	(95,718)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$250,328	$165,338

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
REVENUE:
Collaboration revenue	$2,830	$2,237	$6,383	$3,849
Royalties revenue from related party	—	112	—	292
Total revenue	2,830	2,349	6,383	4,141
OPERATING EXPENSES:
Research and development	(13,964)	(8,135)	(26,939)	(15,532)
General and administrative	(5,882)	(2,574)	(10,433)	(4,832)
Total operating expenses	(19,846)	(10,709)	(37,372)	(20,364)
Net loss from operations	(17,016)	(8,360)	(30,989)	(16,223)
OTHER INCOME (EXPENSE), NET:
Gain on extinguishment of PPP Loan	1,827	—	1,827	—
Interest income	7	21	6	112
Other income (expense), net	13	80	6	(49)
Total other income (expense), net	1,847	101	1,839	63
Loss before income taxes	(15,169)	(8,259)	(29,150)	(16,160)
Income tax provision	—	—	—	—
Net loss	$(15,169)	$(8,259)	$(29,150)	$(16,160)
Net loss attributable to common stockholders—basic and diluted (Note 14)	$(15,169)	$(8,259)	$(29,150)	$(16,160)
Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(1.02)	$(0.95)	$(2.03)
Weighted-average common stock outstanding—basic and diluted	47,379,887	8,069,304	30,798,698	7,968,267

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, January 1, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	7,778,552	8	$3,951	$(63,494)	$(59,535)
Exercise of common stock options	—	—	—	—	—	—	—	—	14,826	—	15	—	15
Vesting of restricted stock	—	—	—	—	—	—	—	—	183,744	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,901)	(7,901)
BALANCE, March 31, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	7,977,122	$8	$4,044	$(71,395)	$(67,343)
Exercise of common stock options	—	—	—	—	—	—	—	—	15,447	—	4	—	4
Vesting of restricted stock	—	—	—	—	—	—	—	—	181,810	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,259)	(8,259)
BALANCE, June 30, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	8,174,379	$8	$4,136	$(79,654)	$(75,510)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
BALANCE, January 1, 2021	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	6,902,872	$89,904	8,391,793	$8	$7,109	$(102,835)	$(95,718)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(11,596,280)	(53,593)	(5,166,203)	(36,336)	(7,588,254)	(53,221)	(6,902,872)	(89,904)	31,253,609	31	233,022	-	233,053
Initial public offering, net of underwriting discounts, commissions and net of offering costs of $11,786	—	—	—	—	—	—	—	—	7,500,000	8	115,706	-	115,714
Exercise of common stock options	—	—	—	—	—	—	—	—	81,901	-	54	-	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	335	-	335
Net loss	—	—	—	—	—	—	—	—	—	-	-	(13,981)	(13,981)
BALANCE, March 31, 2021	—	$—	—	$—	—	$—	—	$—	47,227,303	$47	$356,226	$(116,816)	$239,457
Underwriters' exercise of overallotment option, net of underwriting discounts, commissions and initial public offering costs of $276	—	—	—	—	—	—	—	—	192,877	-	3,003	-	3,003
Exercise of common stock options	—	—	—	—	—	—	—	—	6,793	-	7	-	7
Shares repurchased for cashless exercise	—	—	—	—	—	—	—	—	(1,221)	-	(10)	-	(10)
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	905	-	905
Net loss	—	—	—	—	—	—	—	—	—	-	-	(15,169)	(15,169)
BALANCE, June 30, 2021	—	$—	—	$—	—	$—	—	$—	47,425,752	$47	$360,131	$(131,985)	$228,193

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,150)	$(16,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	985	369
Stock-based compensation expense	1,240	166
Gain on extinguishment of PPP Loan	(1,808)	—
(Gain) loss on sale of property and equipment	(28)	13
Changes in operating assets and liabilities:
Accounts receivable	(1,211)	427
Due from related party	56	2,442
Prepaid expenses and other current assets	(1,258)	(2,082)
Other non-current assets	(3,824)	—
Accounts payable	(1,467)	491
Accrued expenses and other current liabilities	572	(1,627)
Due to related party	(258)	(200)
Deferred revenue	(2,821)	1,697
Deferred rent	(24)	331
Net cash used in operating activities	(38,996)	(14,133)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,617)	(270)
Proceeds from sale of property and equipment	62	—
Net cash used in investing activities	(11,555)	(270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	118,575	—
Proceeds from underwriters' exercise of overallotment option, net of underwriting discounts and commissions and initial public offering costs	3,049	—
Principal payments on capital lease obligation	(21)	(28)
Proceeds from exercise of stock options, net	51	19
Proceeds from PPP Loan	—	1,808
Payment of deferred offering costs	(2,659)	—
Net cash provided by financing activities	118,995	1,799
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	68,444	(12,604)
Cash, cash equivalents and restricted cash at beginning of period	99,908	42,396
Cash, cash equivalents and restricted cash at end of period	$168,352	$29,792
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$4
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$724	$9
Conversion of redeemable convertible preferred stock into common stock	$233,053	$—
Forgiveness of PPP Loan	$1,808	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash and cash equivalents	$168,136	$29,592
Restricted cash	216	200
Total cash, cash equivalents and restricted cash	$168,352	$29,792

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Finch Therapeutics Group, Inc. (the “Company” or “FTG”) was incorporated in 2017 as a Delaware corporation. The Company was formed as a result of a merger and recapitalization of Finch Therapeutics, Inc. (“Finch”) and Crestovo Holdings LLC (“Crestovo”) in September 2017 (the “Merger”), in which the former owners of Finch and Crestovo were issued equivalent stakes in the newly formed company, FTG. Crestovo was renamed Finch Therapeutics Holdings LLC in November 2020 (“Finch Holdings”). Finch and Finch Holdings are both wholly-owned subsidiaries of FTG.

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

Initial Public Offering

On March 18, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 7,500,000 shares of its common stock at a public offering price of $17.00 per share, for aggregate gross proceeds of $127.5 million. The net proceeds from the IPO were $115.7 million after deducting underwriting discounts and commissions of $8.9 million and offering costs of $2.9 million. On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share for aggregate gross proceeds of $3.3 million and net proceeds of $3.0 million after deducting underwriting discounts, commissions and offering costs.

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

COVID-19 Impact

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including with respect to variants of the virus, and its impact on clinical trial enrollment, trial sites, contract research organizations, contract manufacturing organizations, and other third parties with whom the Company does business, as well as its impact on regulatory authorities and its key scientific and management personnel. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition and results of operations ultimately could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy.

At this time, it is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.

Liquidity and Capital Resources

Management believes that the Company’s existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods have been alleviated. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020, and condensed consolidated cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited interim consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and the notes thereto, which are included in the Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

Deferred Initial Public Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred initial public offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred initial public offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. On March 18, 2021, the Company completed the IPO; accordingly, the Company recognized the deferred initial public offering costs of approximately $2.9 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, the Company recognized offering costs of less than $0.1 million as a reduction from gross proceeds associated with the overallotment through additional paid-in capital in the accompanying condensed consolidated balance sheet. Accordingly, there were no deferred offering costs as of June 30, 2021. Deferred offering costs on the accompanying condensed consolidated balance sheet as of December 31, 2020 were $1.0 million.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the six months ended June 30, 2021, as compared to the recent accounting pronouncements described in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2020, which are included in the Prospectus.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$167,134	$167,134	$—	$—
Total financial assets	$167,134	$167,134	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$98,677	$98,677	$—	$—
Total financial assets	$98,677	$98,677	$—	$—

There were no transfers between fair value levels during the six months ended June 30, 2021 and the year ended December 31, 2020. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Lab equipment	$3,417	$2,363
Office furniture and fixtures	537	537
Leasehold improvements	2,143	2,143
Construction work-in-progress	9,921	2,635
Software	4,852	1,150
Computer equipment	367	205
Total	21,237	$9,033
Less: Accumulated depreciation	(2,910)	(2,029)
Property and equipment, net	$18,327	$7,004

Depreciation expense was $1.0 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company held $4.8 million of software and $0.2 million of lab equipment that were purchased from OpenBiome (See Note 12). As of December 31, 2020, the Company held $1.2 million of software that was purchased from a related party.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	JUNE 30, 2021	DECEMBER 31, 2020
Accrued research and development	$725	$81
Accrued legal and professional fees	965	711
Accrued compensation and benefits	2,730	3,532
Accrued other	802	904
Total accrued expenses and other current liabilities	$5,222	$5,228

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

The Company assessed this arrangement in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, Takeda, is a customer. In accordance with the Company’s ASC 606 assessment, the Takeda Agreement was determined to contain a single combined performance obligation.

The Company received an upfront payment from Takeda of $10.0 million in the year ended December 31, 2017 in exchange for the exclusive license of the Company’s intellectual property. The Company has included the upfront payment and the estimable reimbursable research and development (“R&D”) costs in the transaction price and is recognizing revenue associated with it over the period it expects to perform R&D services. All of the components of the combined performance obligation are recognized using the same measure of progress.

Takeda reimburses the Company for certain research and development costs under the Takeda Agreement on a quarterly basis, which are agreed upon by both parties through their participation on the joint steering committee and joint development committee and included in the transaction price and recognized according to the cost input method, as they are deemed to represent estimable variable consideration that is not expected to result in a significant reversal of revenue. The Company recorded accounts receivable of $2.2 million and $1.0 million on its condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company recorded deferred revenue of $10.8 million ($2.6 million of which is classified as current) related to the Takeda Agreement, which represents the portion of the combined performance obligation that is considered partially unsatisfied as of June 30, 2021. As of December 31, 2020, the Company recorded deferred revenue of $13.6 million related to the Takeda Agreement. Deferred revenue will be recognized over the period the Company will perform research and development services, through the end of Phase 1 clinical trials.

The Takeda Agreement contains various milestone payments associated with development and commercialization efforts that provide for a maximum available amount of $180.0 million should all of the milestones be achieved. These milestones are constrained until the Company determines it is probable that the cumulative revenue related to the milestones will not be reversed, at which point the Company adds the consideration to the transaction price and recognizes the milestone revenue over the remaining performance period, according to the measure of progress, with a catch-up in the period it becomes probable that a significant reversal of revenue will not occur. As of June 30, 2021, the Company has earned and received $4.0 million in milestone payments.

The Company recognized revenue related to the Takeda Agreement of $6.4 million and $3.9 million in the six months ended June 30, 2021 and 2020, respectively, which is included under collaboration revenue in the condensed consolidated statements of operations.

Under the Takeda Agreement, Takeda is obligated to pay the Company mid-to-high single digit royalties based on annual aggregate net sales of the licensed products, on a product-by-product basis, subject to certain restrictions. The Company did not receive any payments or record any revenues related to sales-based royalties under the Takeda Agreement in the six months ended June 30, 2021 and June 30, 2020.

OpenBiome

The Company and OpenBiome entered into an Asset Purchase and License Agreement (“APL Agreement”) in February 2019 that was effective through November 2020. Under the APL Agreement, the Company licensed certain intellectual property and sold certain fecal microbiota transplantation, or FMT, materials and equipment to OpenBiome (see Note 8).

The Company earned $0 and $0.3 million in royalty revenue related to the APL Agreement in the six months ended June 30, 2021 and 2020, respectively, which is recorded as royalties revenue from related party on the Company’s condensed consolidated statements of operations.

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

The LMIC Agreement was entered into separately from the OpenBiome Agreement (See Note 12) and the license granted under the LMIC Agreement is unrelated to those assets acquired. The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid single digit to low second decile digits on a product-by-product and country-by-country basis. In the event that OpenBiome is required to pay a royalty to a third party to obtain rights under patents owned or controlled by such third party that are necessary for the exercise of its rights under the Company’s intellectual property pursuant to the LMIC Agreement, then OpenBiome shall have the right to deduct a portion of the amount of the royalty due to the third party against the royalties that are due from OpenBiome to the Company. The Company has not earned any of these royalty payments as of June 30, 2021.

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

The Company did not recognize any revenue related to the LMIC Agreement for the six months ended June 30, 2021 and 2020, as there are currently no marketable OpenBiome Royalty Products.

7. INCOME TAXES

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the six months ended June 30, 2021 as compared to the year ended December 31, 2020.

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

The Company recognizes rent expense, inclusive of a reduction to reflect the impact of lease incentives, under the Inner Belt Road Lease on a straight-line basis over the respective lease term and records deferred rent for rent expense incurred but not yet paid. The Company recognizes rent income under the sublease to OpenBiome on a straight-line basis over the sublease term and records prepaid rent for rent income received but not yet earned in due from related party on its condensed consolidated balance sheets. Gross rent expense under the Inner Belt Road Lease was $0.6 million for each of the six months ended June 30, 2021 and 2020. Gross rent income under the sublease to OpenBiome for each of the six months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively, and is presented as an offset to rent expense on the condensed consolidated statements of operations.

Cherry Street

On March 1, 2021, the Company assumed a lease agreement (the “Cherry Street Lease”) in conjunction with the closing of the OpenBiome Agreement. The Company’s rent expense under the Cherry Street Lease for the six months ended June 30, 2021 and 2020 was approximately $33,000 and $0, respectively.

Concord Street

On June 9, 2021, the Company entered into a lease agreement (the “Concord Street Lease”). The Company’s rent expense under the Concord Street Lease for the six months ended June 30, 2021 and 2020 was approximately $32,400 and $0, respectively.

A summary of the Company’s future minimum lease payments required under non-cancellable lease agreements as of June 30, 2021 is as follows (in thousands):

2021	$924
2022	1,552
2023	1,440
2024	1,460
2025	1,496
Thereafter	1,115
$7,987

Legal Contingencies

Legal claims may arise from time to time in the normal course of business. There are no such claims as of June 30, 2021 that will have a material effect on the Company’s accompanying condensed consolidated financial statements.

License Payments

The Company enters into contracts in the normal course of business with contract research organizations and other third parties for preclinical studies, clinical studies, and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancelable by the Company upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers up to one year after the date of cancellation. Under these agreements, in exchange for access to intellectual property the Company may be obligated to provide future minimum royalty payments and milestone payments related to regulatory approvals and sales-based events. The Company entered into the OpenBiome Agreement in November 2020 (see Note 12) and the closing of the OpenBiome Agreement occurred on March 1, 2021. Under the terms of the OpenBiome Agreement, the Company is required to make certain milestone and royalty payments to OpenBiome in conjunction with the license and purchase of certain intellectual property related to the underlying CMC process used to manufacture materials for its clinical trials. The OpenBiome Agreement also effectively terminated the APL Agreement and Material Access License Agreement (the “MAL Agreement”) obligations.

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

In April 2020, the Company issued a promissory note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.8 million (the “PPP Loan”) provided under the PPP established under the CARES Act and guaranteed by the U.S. Small Business Administration (“SBA”). On May 8, 2021, the Company received notice from the SBA that the entirely of the PPP Loan was forgiven. Accordingly, the Company is no longer required to repay the $1.8 million in principal and approximately $19,000 in accrued interest borrowed under the PPP Loan. Gain on extinguishment of the PPP Loan is recorded in the condensed consolidated statements of operations for the six months ended June 30, 2021.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the completion of the IPO, all 31,253,609 shares of outstanding preferred stock automatically converted into 31,253,609 shares of common stock. As of June 30, 2021, there were no shares of preferred stock outstanding.

10. STOCKHOLDERS’ EQUITY

On February 24, 2021, the Board and the Company’s stockholders approved the Company’s amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO on March 18, 2021. The certificate authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. As of June 30, 2021, no shares of preferred stock were outstanding.

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

On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share for aggregate gross proceeds of $3.3 million and net proceeds of $3.0 million after deducting underwriters’ discounts, commissions and offering costs.

Each share of common stock entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of June 30, 2021, no cash dividends have been declared or paid.

The Company has issued restricted stock to founders, employees and consultants. All restricted stock was fully vested and all expense related to these shares was recognized prior to 2020.

As of June 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding preferred stock, the vesting of restricted stock and exercise of stock options and common stock warrants:

	JUNE 30, 2021	DECEMBER 31, 2020
Redeemable convertible preferred stock	-	31,253,609
Options to purchase common stock	2,965,264	1,053,874
Common stock warrants	19,346	19,346
	2,984,610	32,326,829

11. STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

The Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) in February 2017 for the issuance of stock options and other stock-based awards to employees, consultants, officers and directors. As of June 30, 2021, there were no shares available for future issuance since all shares in the 2017 Plan ceased to be available upon the effective date of the 2021 Equity Incentive Plan. There were 698,601 shares of common stock available for future grants under the Plan as of December 31, 2020.

2021 Equity Incentive Plan

In March 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO and no further grants will be made under the 2017 Plan.

The 2021 Plan provides for the grant of incentive stock options, including employees of any parent or subsidiary, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates.

Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan will not exceed 5,291,446 shares of common stock, which is the sum of (1) 4,700,000 new shares, plus (2) an additional number of shares equal to the number of shares of common stock subject to outstanding stock options or other stock awards granted under the 2017 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5.0% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan will be 14,100,000 shares. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares will not reduce the number of shares available for issuance under the 2021 Plan.

As of June 30, 2021, there were 1,735,240 shares of common stock issuable upon the exercise of outstanding options and there were 2,964,760 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 500,000 shares of common stock. As of June 30, 2021, no offering periods had commenced under the 2021 ESPP and no shares were available for issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the six months ended June 30, 2021:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2020	1,053,874	$1.51	7.49	$4,964
Granted	2,012,026	$14.97
Exercised	(88,694)	$0.77
Cancelled or forfeited	(10,104)	$3.41
Expired	(1,838)	$1.73
Outstanding as of June 30, 2021	2,965,264	$10.65	8.98	$12,515

Options exercisable as of December 31, 2020	652,549	$1.37	7.12	$3,205
Options exercisable as of June 30, 2021	681,216	$1.84	7.07	$8,333

As of June 30, 2021, there was approximately $19.6 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 3.09 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development	$238	$63	$404	$115
General and administrative	667	25	836	51
Total	$905	$88	$1,240	$166

12. RELATED PARTY TRANSACTIONS

OpenBiome Historical Agreements

Under Master Strategic Affiliation Agreement with OpenBiome (the “Strategic Agreement”), OpenBiome and the Company reimbursed one another for certain administrative expenses. The Company’s Chief Executive Officer and a member of its board of directors, is the spouse of the Executive Director and co-founder of OpenBiome, and certain of the OpenBiome directors are shareholders of the Company.

For the six months ended June 30, 2021 and 2020, the Company reimbursed OpenBiome $0.1 million and approximately $0.3 million, respectively, under the Strategic Agreement. Also under the Strategic Agreement, OpenBiome reimbursed the Company $0.1 million for the six months ended June 30, 2021 and 2020. The Company recorded less than $0.1 million due to OpenBiome and less than $0.1 million due from OpenBiome as of June 30, 2021 and December 31, 2020.

OpenBiome subleases office and lab space from the Company. The Company’s rent income under the sublease was $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had less than $0.1 million receivable from OpenBiome related to the sublease recorded as due from related party in the condensed consolidated balance sheets. This lease was amended as of March 1, 2021 (see Note 8).

The Company also earned a low single digit royalty on net sales of OpenBiome’s FMT materials under the Quality System and Supply Agreement with OpenBiome (the “QSS Agreement”), which was partially terminated on February 1, 2019 and, ultimately, was fully terminated in November 2020 in connection with the Company’s execution of the OpenBiome Agreement (see OpenBiome 2020 Agreements below), which closed on March 1, 2021.

OpenBiome 2020 Agreements

Clinical Supply and Services Agreement

On February 10, 2020, the Company entered into a Clinical Supply and Services Agreement (“CSA”) with OpenBiome, the term of which is one year, as the CSA terminated upon closing of the OpenBiome Agreement. In accordance with the CSA, OpenBiome agreed to supply the Company with certain manufactured material and to provide additional support services to the Company. In consideration for these materials and services, the Company agreed to pay a monthly platform fee of $0.2 million, all direct employee overhead costs, and variable costs for consumables. Under a related payment agreement executed concurrently with the CSA, the Company paid a $0.5 million security deposit in the event of cost overruns under the CSA arrangement and approximately $1.6 million in prepaid fees. The $0.5 million security deposit was returned to the Company during the same period. The Company paid $1.1 million in total to OpenBiome under the CSA for the six months ended June 30, 2021, and $2.1 million for the six months ended June 30, 2020, including the security deposit that was returned. The Company recorded $0 and $0.2 million due to OpenBiome under the CSA as of June 30, 2021, and December 31, 2020, respectively, which is classified as due to related party in the Company’s condensed consolidated balance sheets.

OpenBiome Purchase Agreement

On November 19, 2020, the Company entered into an asset purchase agreement (the “OpenBiome Agreement”) with OpenBiome in order to obtain OpenBiome’s CMC manufacturing process to enhance its current manufacturing capabilities for its lead program, CP101; the OpenBiome Agreement was fully executed and closed on March 1, 2021. Simultaneously with entering into the OpenBiome Agreement, the Company terminated the Strategic Agreement, the MAL Agreement, the QSS Agreement and the APL Agreement, as well as certain subject matter agreements. Upon closing of the OpenBiome Agreement on March 1, 2021, the CSA was also terminated and the Company will not incur any additional expense to be paid to OpenBiome. The Company also amended the Strategic Agreement as part of the OpenBiome Agreement (“A&R Strategic Agreement”).

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

13. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.4 million and $0.2 million in the six months ended June 30, 2021 and 2020, respectively.

14. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,169)	$(8,259)	$(29,150)	$(16,160)
Net loss attributable to common stockholders—basic and diluted	(15,169)	(8,259)	(29,150)	(16,160)
Denominator:
Weighted-average common stock outstanding—basic and diluted	47,379,887	8,069,304	30,798,698	7,968,267
Net loss per share attributable to common stockholders— basic and diluted	$(0.32)	$(1.02)	$(0.95)	$(2.03)

The Company’s potentially dilutive securities, which include preferred stock, restricted stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Preferred stock	-	24,350,737
Options to purchase common stock	2,965,264	1,104,704
Common stock warrants	19,346	19,346
	2,984,610	25,474,787

15. SUBSEQUENT EVENTS

Hood Lease

On August 3, 2021 (the “Execution Date”), Finch entered into a lease (the “Hood Lease”) with Hood Park LLC (the “Landlord”), pursuant to which Finch will lease approximately 61,139 square feet of office and laboratory space on the second floor of a building located at 100 Hood Park Drive, Charlestown, Massachusetts 02129 (the “Premises”).

The term of the Hood Lease commenced on the Execution Date, and Finch will become responsible for paying rent under the Hood Lease on the earlier of (i) January 1, 2022 and (ii) the date Finch’s work on the Premises is substantially completed and Finch has commenced business operations in the Premises (the “Rent Commencement Date”).

The initial term of the Hood Lease will be for a period commencing on the Execution Date and expiring on the date that is ten years from the Rent Commencement Date, unless earlier terminated. The Hood Lease also provides Finch with an option to extend the Lease for one additional five-year term. Finch’s annual base rent for the Premises will start at approximately $4.5 million, commencing on the Rent Commencement Date and will increase on each anniversary of the Rent Commencement Date by approximately 2.8% per annum, up to a maximum annual base rent during the initial term of approximately $5.8 million. The Hood Lease provides for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises.

Finch is required to post a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease.

Takeda Amendment

On August 9, 2021, Finch and Takeda Development Center Americas, Inc., a wholly owned subsidiary of Takeda, entered into an amendment (the “Amendment”) to the Takeda Agreement.

Under the terms of the Takeda Agreement, among other things, Finch and Takeda agreed to jointly develop the microbiome therapeutic candidate FIN-524, with Finch primarily responsible for early-stage development and manufacturing activities. Pursuant to the Amendment, Finch and Takeda will transition primary responsibility for such development and manufacturing activities from Finch to Takeda in accordance with a transition plan, and Takeda will assume sole responsibility for regulatory matters with respect to FIN-524. Finch will have the right to provide input with respect to the design of the first Phase 1 and Phase 2 clinical trials of FIN-524 in ulcerative colitis in the United States. Further, Finch will remain responsible for certain development activities designated in the FIN-524 development plan, for which Finch will continue to receive reimbursement from Takeda.

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

Overview

We are a clinical-stage microbiome therapeutics company leveraging our Human-First Discovery platform to develop a novel class of orally administered biological drugs. The microbiome consists of trillions of microbes that live symbiotically in and on every human and are essential to our health. When key microbes are lost, the resulting dysbiosis can increase susceptibility to immune disorders, infections, neurological conditions, cancer and other serious diseases. We are developing novel therapeutics designed to deliver missing microbes and their clinically relevant biochemical functions to correct dysbiosis and the diseases that emerge from it. Our Human-First Discovery platform uses reverse translation to identify diseases of dysbiosis and to design microbiome therapeutics that address them. Our lead product candidate, CP101, delivers a complete microbiome and is being developed initially for the treatment of patients with recurrent Clostridioides difficile infection, or CDI. In June 2020, we reported positive topline data from our first of two pivotal trials in recurrent CDI. We have completed several key trial start-up activities, including the receipt of central IRB approval, for our Phase 3 clinical trial, which we refer to as PRISM4, which will be our second pivotal trial of CP101 for recurrent CDI. We anticipate that topline data from PRISM4 will be available in the first half of 2023. Although we need to generate additional data confirming safety and efficacy to support regulatory approval of CP101 for the treatment of recurrent CDI, we believe data from our pivotal, Phase 2 clinical trial with CP101 validates our platform, positioning us to initiate new clinical trials in chronic hepatitis B virus, or HBV, and autism spectrum disorder, or ASD, over the next 15 months. We have decided to expand our planned Phase 1b clinical trial of CP101 in chronic HBV, which we refer to as RECLAIM, from two cohorts to four cohorts and we anticipate initiating RECLAIM in early 2022, with an initial safety readout expected in the first half of 2022 and topline data from multiple cohorts available in the second half of 2022. Further, we anticipate initiating our Phase 1b clinical trial of FIN-211 in ASD in the second half of 2021, with topline data expected to be available in the second half of 2022. We believe that our differentiated platform, rich pipeline and the broad therapeutic potential of this new field of medicine position us to transform care for a wide range of unmet medical needs.

Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio including for our Human-First Discovery platform, and raising capital. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the IPO, the sale of convertible preferred stock and from collaboration revenue.

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

On March 18, 2021, we completed an IPO in which we issued and sold 7,500,000 shares of our common stock at a public offering price of $17.00 per share, resulting in aggregate gross proceeds of $127.5 million. On April 20, 2021, we issued and sold 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share, for aggregate gross proceeds of $3.3 million. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $118.8 million in net proceeds from the IPO after deducting underwriting discounts and commissions and offering costs. Upon completion of the IPO, all 31,253,609 shares of outstanding redeemable convertible preferred stock automatically converted into 31,253,609 shares of common stock.

Since our inception, we have incurred significant operating losses. Our net losses were $29.2 million and $16.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $132.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We expect that our existing cash and cash equivalents of $168.1 million as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 Business Update

In response to the ongoing global COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including with respect to variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognize revenue over our expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreement and any additional collaborations that we may enter into in the future, and any collaboration revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments. To date, we have not received any royalties under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. However, during the six months ended June 30, 2020, we received royalties in the aggregate of $0.3 million pursuant to our 2019 Asset Purchase and License Agreement, or APL Agreement, with OpenBiome. The APL Agreement was terminated in November 2020, and we received no royalties thereafter.

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

In connection with entry into the Takeda Agreement, we received a one-time, upfront payment from Takeda in the amount of $10.0 million. Additionally, we received $4.0 million in the aggregate for the achievement of certain development milestones for FIN-524 therapeutic products and are entitled to receive up to $176.0 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for FIN-524 therapeutic products. We are entitled to receive up to $177.7 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for FIN-525 therapeutic products, subject, to certain specified reductions based upon the nature of the FIN-525 product and certain additional milestones to be negotiated by the parties. We are also entitled to receive up to $10.0 million for the first diagnostic product for each of FIN-524 and FIN-525, subject to certain reductions in the event that Takeda uses a third party to develop such diagnostic products. Revenue under the Takeda Agreement is recognized as our research and development services are provided and is recorded as collaboration revenue on our consolidated statement of operations. In August 2021, we amended the Takeda Agreement to transition primary responsibility for early-stage development and manufacturing activities with respect to FIN-524 from us to Takeda in accordance with a transition plan, as further described in Note 15 to our condensed consolidated financial statements.

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

On November 19, 2020, we entered into the LMIC License Agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The license granted excludes a license under our intellectual property to exploit a lyophilized Natural Product (such as CP101) where processed stool is lyophilized. The only consideration provided to us under the LMIC Agreement is in the form of future royalties on net sales of these products, which are not currently commercially viable. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the six months ended June 30, 2021 and 2020, as there are currently no products available for sale.

On November 19, 2020, we entered into an asset purchase agreement with OpenBiome, or the OpenBiome Agreement, the effect of which was to terminate certain existing agreements with OpenBiome and internalize some of functions for which we have previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology and, upon closing of the transaction, which occurred March 1, 2021, we acquired certain additional assets, including biological samples, capital equipment and contracts. As of June 30, 2021, we have made payments of $5.0 million to OpenBiome related to the OpenBiome Agreement, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid single digit royalties on sublicensing revenue related to such products.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates and expand our corporate headquarters. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.

Total Other Income (Expense), Net

Gain on Extinguishment of PPP Loan

Gain on extinguishment of PPP Loan relates to the PPP loan forgiveness.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on cash balances related to our sweep account.

Other Income (Expense), net

Other income (expense), net consists of gains and losses on disposals of fixed asset as well as realized gains and losses on foreign exchange.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2021	2020
REVENUE:
Collaboration revenue	$2,830	$2,237
Royalties revenue from related party	-	112
Total revenue	2,830	2,349
OPERATING EXPENSES:
Research and development	(13,964)	(8,135)
General and administrative	(5,882)	(2,574)
Total operating expenses	(19,846)	(10,709)
Net operating loss	(17,016)	(8,360)
OTHER INCOME:
Gain on extinguishment of PPP Loan	1,827	-
Interest income	7	21
Other income	13	80
Total other income	1,847	101
Net loss	$(15,169)	$(8,259)

Revenue

Revenue of $2.8 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue increased by $0.4 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase in the overall percentage-of-completion of costs incurred under the Takeda Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2021	2020	Increase (Decrease)
CDI (CP101)	$3,733	5,308	$(1,575)
Inflammatory Bowel Diseases (FIN-524 and FIN-525)	2,098	1,978	120
Autism Spectrum Disorder (ASD) (FIN-211)	1,771	691	1,080
Hepatitis B (HBV) (CP101)	875	32	843
Platform	4,955	311	4,644
Unallocated	532	(185)	717
	$13,964	$8,135	$5,829

Research and development expenses for the three months ended June 30, 2021 were $14.0 million, compared to $8.1 million for the three months ended June 30, 2020. The increase of $5.8 million for the three months ended June 30, 2021 included a $4.6 million increase from manufacturing related expenses, personnel costs and early asset discovery work and a $1.9 million increase in expenses related to the expansion and development of the ASD and HBV programs. These increases were offset by a $1.6 million decrease in costs related to our CDI program due to a decrease in contract manufacturing costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2021	2020	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$2,989	1,517	$1,472
Facilities and supplies	48	127	(79)
Professional fees	1,587	702	885
Other expenses	1,258	228	1,030
	$5,882	$2,574	$3,308

General and administrative expenses were $5.9 million for the three months ended June 30, 2021, compared to $2.6 million for the three months ended June 30, 2020. The increase of $3.3 million for the three months ended June 30, 2021 was primarily due to a $1.5 million increase in personnel expenses, a $1.0 million increase in other expenses, and a $0.9 million increase in professional fees. The increase in personnel expenses is related to an increase in headcount to support our operational growth as well as an increase in stock-based compensation expense. The increase in other expenses was related to an increase in business insurance, and the increase in professional fees was related to our transition to a public company in March 2021.

Other Income

Total other income for the three months ended June 30, 2021 was $1.8 million, compared to $0.1 million for the three months ended June 30, 2020. The increase of $1.7 million for the three months ended June 30, 2021 was primarily due to the forgiveness of the PPP Loan of $1.8 million in May 2021.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020
REVENUE:
Collaboration revenue	$6,383	$3,849
Royalties revenue from related party	-	292
Total revenue	6,383	4,141
OPERATING EXPENSES:
Research and development	(26,939)	(15,532)
General and administrative	(10,433)	(4,832)
Total operating expenses	(37,372)	(20,364)
Net operating loss	(30,989)	(16,223)
OTHER INCOME (EXPENSE), NET:
Gain on extinguishment of PPP Loan	1,827	-
Interest income	6	112
Other income (expense), net	6	(49)
Total other income, net	1,839	63
Net loss	$(29,150)	$(16,160)

Revenue

Revenue of $6.4 million and $4.1 million for the six months ended June 30, 2021 and 2020, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue increased by $2.5 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to an increase in the overall percentage-of-completion of costs incurred under the Takeda Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020	Increase (Decrease)
CDI (CP101)	$8,034	$9,690	$(1,656)
Inflammatory Bowel Diseases (FIN-524 and FIN-525)	4,902	4,110	792
Autism Spectrum Disorder (ASD) (FIN-211)	3,230	1,182	2,048
Hepatitis B (HBV) (CP101)	1,451	32	1,419
Platform	8,465	492	7,973
Unallocated	857	26	831
	$26,939	$15,532	$11,407

Research and development expenses for the six months ended June 30, 2021 were $26.9 million, compared to $15.5 million for the six months ended June 30, 2020. The increase of $11.4 million for the six months ended June 30, 2021 included an $8.0 million increase from manufacturing related expenses, personnel costs and early discovery work, a $3.5 million increase in expenses related to the expansion and development of the ASD and HBV programs, and a $0.8 million increase in inflammatory bowel diseases, or IBD, program expenses. These increases were offset by a $1.7 million decrease in CDI from a decrease in contract manufacturing costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$5,357	$3,018	$2,339
Facilities and supplies	137	390	(253)
Professional fees	3,411	1,015	2,396
Other expenses	1,528	409	1,119
	$10,433	$4,832	$5,601

General and administrative expenses were $10.4 million for the six months ended June 30, 2021, compared to $4.8 million for the six months ended June 30, 2020. The increase of $5.6 million for the six months ended June 30, 2021 was primarily due to a $2.4 million increase in professional fees, a $2.3 million increase in personnel expenses, and a $1.1 million increase in other expenses. The increase in professional fees was related to our transition to a public company in March 2021. The increase in personnel expenses is related to an increase in headcount to support our operational growth as well as an increase in stock-based compensation expense, and the increase in other expenses is related to business insurance.

Other Income, Net

Total other income, net for the six months ended June 30, 2021 was $1.8 million, compared to $0.1 million for the six months ended June 30, 2020. The increase of $1.8 million for the six months ended June 30, 2021 was primarily due to the forgiveness of the PPP Loan of $1.8 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through equity financings and from collaboration revenue. We have raised an aggregate of approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue from the upfront payment and milestone payments received under our collaboration agreement. In March 2021, we completed our IPO whereby we sold an aggregate of 7,500,000 shares of our common stock. In April 2021, we sold an additional 192,877 shares of our common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share, for aggregate gross proceeds of $3.3 million. In aggregate, we received approximately $118.8 million in net proceeds related to our IPO after deducting $9.2 million of underwriting discounts and commissions and $2.9 million of offering expenses.

In April 2020, we received proceeds of $1.8 million from the PPP Loan. We have used the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. On May 8, 2021, we received notice from the SBA that the entirety of the PPP Loan we received was forgiven. Accordingly, we are no longer required to repay the $1.8 million in principal and approximately $19,000 in accrued interest borrowed under the PPP Loan. Gain on extinguishment of the PPP Loan is recorded in the condensed consolidated statements of operations for the six months ended June 30, 2021.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Net cash used in operating activities	$(38,996)	$(14,133)
Net cash used in investing activities	(11,555)	(270)
Net cash provided by financing activities	118,995	1,799
Net increase (decrease) in cash and cash equivalents, and restricted cash	$68,444	$(12,604)

Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $14.1 million. This cash outflow was primarily related to our net loss. The outflow was also impacted by a net increase in our operating assets and liabilities of $1.5 million. This net increase includes a $2.4 million decrease in due from related party and a $1.7 million increase in deferred revenue related to our Takeda agreement. This increase was offset by an increase in prepaid expenses and other current assets of $2.1 million, and a decrease in accrued expenses and other current liabilities of $1.6 million. The cash outflow also included $0.4 million in non-cash depreciation and amortization expense for our fixed assets, including leasehold improvements and $0.2 million in stock-based compensation expense.

During the six months ended June 30, 2021, cash used in operating activities was $39.0 million. This cash outflow was primarily related to our net loss of $29.2 million. The outflow was also impacted by a net decrease in our operating assets and liabilities of $10.2 million. The net decrease includes a $3.8 million increase in other non-current assets, a $2.8 million decrease in deferred revenue related to our Takeda Agreement, a $1.5 million decrease in accounts payable, and a $1.2 million increase in accounts receivable. The cash outflow also included $0.4 million in non-cash activity.

Investing Activities

During the six months ended June 30, 2020 and 2021, we used $0.3 million and $11.6 million, respectively, of cash in investing activities. The $0.3 million used during the six months ended June 30, 2020 and $11.6 million used during the six months ended June 30, 2021 was related to the purchase of property and equipment. Purchases of property and equipment during the six months ended June 30, 2021 includes $3.9 million in purchases from a related party.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $1.8 million, primarily related to $1.8 million of proceeds received from the PPP Loan.

During the six months ended June 30, 2021, net cash provided by financing activities was $119.0 million, primarily related to $118.6 million of proceeds received from the IPO, net of underwriting discounts and commissions and $3.0 million of proceeds from the underwriters’ exercise of their overallotment option, net of underwriting discounts and commissions. The proceeds are partially offset by $2.7 million of payments of issuance costs related to the IPO.

Funding Requirements

As of June 30, 2021, our cash and cash equivalents were $168.1 million. In April 2021, we sold an additional 192,877 shares of our common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share, for aggregate gross proceeds of $3.3 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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
•

create additional infrastructure to support our operations as a public company, including the expansion of our corporate headquarters, and incur increased legal, accounting, investor relations and other expenses; and

•	experience delays or encounter issues with any of the above.

Contractual Obligations and Commitments

During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

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

Interest Rate Sensitivity

As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $168.1 million and $99.7 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2021 and December 31, 2020, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the last quarter of 2020 and through June 30, 2021, we made the following enhancements to our control environment including the following:

•	We added finance personnel to the organization to strengthen our internal accounting team to include a controller, assistant controller, and senior accountant.
•	We engaged external accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.

•

With the support of internal control consultants, we are in the process of completing risk assessment activities and evaluating the design and implementation of internal controls to address relevant risk, including developing remediation plans for any design deficiencies in our system of internal controls,

•

We implemented a financial close policy and monitoring program, including the formation of a Disclosure Committee comprised of members of our senior management team and representatives from our accounting and legal departments to review and approve SEC filings and investor communications, the results of which are discussed with the audit committee quarterly.

Our remediation activities are continuing through the remainder of 2021. In addition to the above activities, we expect to engage in additional activities including:

•

Continue to engage internal control consultants to assist us with the remediation of any identified control design deficiencies, and to perform tests of our internal controls to evaluate the operating effectiveness of our system of internal controls.

•	Hire additional qualified accounting personnel to further strengthen the accounting organization and continue to engage external accounting advisory consultants on an as-needed basis.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio including for our Human-First Discovery platform, and raising capital. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2020 and 2021, we reported net losses of $16.2 million and $29.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of $132.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead therapeutic product candidate, CP101, for the treatment of recurrent Clostridioides difficile infection, or CDI, and any future product candidates we may develop.

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

To date, we have primarily funded our operations through the IPO, private placements of equity securities and upfront and milestone payments received pursuant to our collaboration agreement with Millennium Pharmaceuticals, Inc., or Takeda. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

As of June 30, 2021, our cash and cash equivalents were $168.1 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

•	the costs associated with operating our commercial scale manufacturing facility;

•	the cost of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional strategic collaborations;
•	the revenue, if any, received from commercial sales of CP101 and any future product candidates for which we receive marketing approval;
•	the cost of equipment and physical infrastructure to support our research and development; and
•	the costs of operating as a public company.

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
•

our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective as a treatment for our targeted indications or, in the case of an applicable product candidate that is regulated as a biological product, that the applicable product is safe, pure, and potent for our targeted indications;

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

In 2016, we entered into a Master Strategic Affiliation Agreement with OpenBiome, or the Strategic Agreement, pursuant to which, among other things, we manufactured OpenBiome FMT Materials to specifications defined by OpenBiome for distribution and sale by OpenBiome through February 2019. These OpenBiome FMT Materials have been and may continue to be distributed and sold by OpenBiome, and administered to patients. The FDA may not agree with OpenBiome’s interpretation or application of the FDA’s enforcement discretion policy to its product distribution. We terminated the Strategic Agreement in 2020 as part of signing an asset purchase agreement, or the OpenBiome Agreement, and license agreement with OpenBiome, pursuant to which we acquired certain biological materials, equipment, and other assets, and cross-licensing certain intellectual property. The OpenBiome Agreement also retained certain existing intellectual property and biological materials licenses from the Master Strategic Affiliation Agreement into a stand-alone agreement. Although we are indemnified for causes of action relating to the distribution and sale of the OpenBiome FMT Materials, we may nonetheless become parties to potential product liability claims that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products such as OpenBiome FMT Materials.

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

OpenBiome has also supplied us with biological materials derived from human stool, which we intend to use as raw materials, subject to additional testing, screening and processing, in the manufacture of our product candidates, such as CP101, for use in our planned clinical trials. During the time we engaged OpenBiome to supply us with such human stool material, OpenBiome received a clinical hold from the FDA with respect to the need for new screening measures to mitigate the risk of transmission of SARS-CoV-2 from donor to recipient of its OpenBiome FMT materials, and the need for additional information regarding OpenBiome’s quality systems. This clinical hold was removed in January 2021. Although the OpenBiome clinical hold did not preclude us from receiving OpenBiome-supplied biological materials for our manufacturing activities, given that some materials were received while OpenBiome was under clinical hold, we may not be able to use these materials for such purposes if we determine they fail to meet our quality standards, or if the FDA or other parties perceive such materials to be unsafe. For example, the FDA or other regulatory agencies may determine that they should not be used for the same reasons underlying the clinical hold, or different reasons. In addition, while we intend to test these materials to ensure they meet our quality standards, we plan to use an assay to screen for COVID-19 that has not been reviewed or approved by the FDA on behalf of Finch. If we are unable to use the biological materials we have received from OpenBiome, or are delayed in our use of those materials, our planned clinical trials could be significantly delayed and adversely affected. In addition, we may not be able to recoup the costs associated with acquiring these biological materials from OpenBiome.

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

Additionally, some of the clinical trials we conduct may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that we plan to in the future conduct open-label clinical trials, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

Before we can commence clinical trials for any product candidate, we may be required to complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. We cannot be certain of the timely completion or outcome of our preclinical testing and studies for CP101 or our other product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

We have previously conducted, and plan in the future to conduct, one or more clinical trials outside the United States, including in, but not limited to, Canada, Europe, Australia, New Zealand and Hong Kong. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Results for our clinical trials may differ by jurisdiction as a result of varying standards of care or local restrictions on reimbursement from third-party payors for clinical trials, thereby affecting the willingness of the FDA or any comparable foreign regulatory authority to accept such data. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We operate our own manufacturing facility for certain product candidates, which requires significant resources and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We are completing construction of our manufacturing facility to support the manufacture of our product candidates, including CP101, for use in clinical development or for potential commercial sale. We may not be able to manufacture enough product at this facility to meet the clinical and commercial demand for our product candidates. We also cannot be sure that the manufacturing processes employed by us will result in products that will be safe and effective. Moreover, we may run into delays or cost overruns in connection with the development of our manufacturing facility, including the transfer of technology from our manufacturing operations at the University of Minnesota, which would increase our net losses and have an adverse effect on our stockholders’ equity and working capital. For example, the FDA may find deficiencies in our technology transfer process or require one or more comparability studies of our drug product using test methods that we would need to develop. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates, if approved. There is a lack of third-party CMOs willing or able to manufacture whole community product candidates like CP101. If we are unable to successfully manufacture and process our product candidates, we might not be able to produce some of our products at a level that would be sufficient to meet our clinical and commercial needs.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

Further, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform efforts of the Biden Administration will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections and in July 2020 resumed them on a risk-based rating system. Should the FDA determine that a pre-approval inspection is necessary for approval of any of our product candidates and an inspection cannot be completed during the review cycle due to restrictions on travel, we may be issued a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

For example, we are currently party to a collaboration agreement with Takeda, pursuant to which we have agreed to collaborate in the clinical development of our product candidates FIN-524 for the treatment of ulcerative colitis and FIN-525 for the treatment of Crohn’s disease. This and any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

We are reliant upon licenses to certain patent rights and proprietary technology for the development of our product candidates, in particular our license agreements with University of Minnesota and Skysong Innovations LLC. These license agreements impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor and may face other penalties. Such an occurrence would materially adversely affect our business prospects.

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

As of June 30, 2021, we had 186 full-time employees, including 152 employees engaged in research and development. As our clinical development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials by us or our CROs could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, such measures may not prevent service interruptions or security breaches that could adversely affect our business and to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

Our stock price may be volatile and may fluctuate as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in March 2021 at $17.00 pers share, our stock price has ranged from an intraday low of $11.56 to an intraday high of $22.10 through August 3, 2021. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

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

As of June 30, 2021, we had approximately 47.4 million shares of common stock outstanding. Of these shares, approximately 7.7 million shares of common stock sold in the IPO were freely tradeable, and the remaining 39.7 million shares of common stock will be available for sale in the public market following the expiration of lock-up agreements entered into by our stockholders in connection with the IPO. The representatives of the underwriters for our IPO may agree to release these stockholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of restrictions in the lock-up agreements, could cause the market price of our common stock to fall or make it more difficult to sell shares.

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

As of June 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned greater than 50% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We incur significant costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant legal, accounting and other costs. These costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Stock Market, or Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We believe progress was made through June 30, 2021, including the efforts outlined in Item 4 of this Quarterly Report on Form 10-Q to enhance and strengthen our internal control over financial reporting. However, our internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of June 30, 2021. As a result, management has concluded that the material weakness was not fully remediated as of June 30, 2021.

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

The aggregate net proceeds to us from the public offering were approximately $115.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $2.9 million.

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

FINCH THERAPEUTICS GROUP, INC.

Date: August 10, 2021	By:	/s/ Mark Smith
Mark Smith, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)