Form 10-Q
period 2021-09-30
Finch Therapeutics Group, Inc.
filed 2021-11-10
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 47,478,726 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS, INC.

FORM 10-Q

For the quarterly period ended September 30, 2021

i

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
▪
our ability to obtain regulatory approval of CP101, FIN-211 and any other current and future product candidates that we develop;
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
▪
the effects of competition with respect to CP101, FIN-211 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
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

You should read this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in our forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations, except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

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
•
We are heavily dependent on the success of our product candidates, which are in clinical and preclinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
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
•
We rely on third-party donors of biological material to manufacture certain product candidates such as CP101 and FIN 211, and if we do not obtain an adequate supply of acceptable material from those qualified donors, the clinical and commercial supply of these product candidates may be adversely impacted.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,200	$99,710
Accounts receivable	2,399	1,034
Due from related party	—	61
Prepaid expenses and other current assets	4,568	5,359
Total current assets	156,167	106,164
Property and equipment, net	19,546	7,004
In-process research and development	32,900	32,900
Goodwill	18,057	18,057
Deferred initial public offering costs	—	1,013
Restricted cash, non-current	2,268	—
Other assets	4,041	200
TOTAL ASSETS	$232,979	$165,338
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,382	$2,621
Accrued expenses and other current liabilities	7,469	5,228
Due to related party	—	266
Deferred revenue, current portion	—	3,371
Total current liabilities	8,851	11,486
Deferred tax liability	3,461	3,461
Deferred revenue, net of current portion	—	10,260
Loan payable	—	1,808
Deferred rent	692	766
Other liabilities	174	221
Total liabilities	13,178	28,002
COMMITMENTS AND CONTINGENCIES (Note 8)
Series A redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of September 30, 2021; 167,496,750 shares authorized and 11,596,280 shares issued and outstanding as of December 31, 2020;	—	53,593
Series B redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of September 30, 2021; 74,620,739 shares authorized and 5,166,203 shares issued and outstanding as of December 31, 2020	—	36,336
Series C redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of September 30, 2021; 109,604,994 shares authorized and 7,588,254 shares issued and outstanding as of December 31, 2020	—	53,221
Series D redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of September 30, 2021; 99,705,359 shares authorized and 6,902,872 shares issued and outstanding as of December 31, 2020	—	89,904
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 200,000,000 and 598,232,153 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 47,454,962 and 8,391,793 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	47	8
Additional paid-in capital	361,694	7,109
Accumulated deficit	(141,940)	(102,835)
Total stockholders’ equity (deficit)	219,801	(95,718)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$232,979	$165,338

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
REVENUE:
Collaboration revenue	$11,343	$1,733	$17,726	$5,582
Royalty revenue from related party	—	38	—	330
Total revenue	11,343	1,771	17,726	5,912
OPERATING EXPENSES:
Research and development	(15,537)	(9,045)	(42,476)	(24,577)
General and administrative	(5,739)	(2,807)	(16,173)	(7,639)
Total operating expenses	(21,276)	(11,852)	(58,649)	(32,216)
Net loss from operations	(9,933)	(10,081)	(40,923)	(26,304)
OTHER INCOME (EXPENSE), NET:
Gain on extinguishment of PPP Loan	—	—	1,827	—
Interest income (expense)	8	(7)	14	105
Other expense, net	(30)	(2)	(23)	(51)
Total other income (expense), net	(22)	(9)	1,818	54
Loss before income taxes	(9,955)	(10,090)	(39,105)	(26,250)
Income tax provision	—	—	—	—
Net loss	$(9,955)	$(10,090)	$(39,105)	$(26,250)
Net loss attributable to common stockholders—basic and diluted (Note 14)	$(9,955)	$(10,090)	$(39,105)	$(26,250)
Net loss per share attributable to common stockholders—basic and diluted	$(0.21)	$(1.22)	$(1.07)	$(3.25)
Weighted-average common stock outstanding—basic and diluted	47,445,195	8,258,537	36,408,506	8,065,730

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT
BALANCE, January 1, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	7,778,552	8	$3,951	$(63,494)	$(59,535)
Exercise of common stock options	—	—	—	—	—	—	—	—	14,826	—	15	—	15
Vesting of restricted stock	—	—	—	—	—	—	—	—	183,744	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,901)	(7,901)
BALANCE, March 31, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	7,977,122	$8	$4,044	$(71,395)	$(67,343)
Exercise of common stock options	—	—	—	—	—	—	—	—	15,447	—	4	—	4
Vesting of restricted stock	—	—	—	—	—	—	—	—	181,810	—	3	—	3
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	85	—	85
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,259)	(8,259)
BALANCE, June 30, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	8,174,379	$8	$4,136	$(79,654)	$(75,510)
Exercise of common stock options	—	—	—	—	—	—	6,902,872	89,904	8,440	-	10	-	10
Vesting of restricted stock	—	—	—	—	—	—	—	—	181,806	-	2	-	2
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	56	-	56
Net loss	—	—	—	—	—	—	—	—	—	-	-	(10,090)	(10,090)
BALANCE, September 30, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	6,902,872	$89,904	8,364,625	$8	$4,204	$(89,744)	$(85,532)

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(Unaudited, in thousands, except share and per share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
BALANCE, January 1, 2021	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	6,902,872	$89,904	8,391,793	$8	$7,109	$(102,835)	$(95,718)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(11,596,280)	(53,593)	(5,166,203)	(36,336)	(7,588,254)	(53,221)	(6,902,872)	(89,904)	31,253,609	31	233,022	-	233,053
Initial public offering, net of underwriting discounts, commissions and net of offering costs of $11,786	—	—	—	—	—	—	—	—	7,500,000	8	115,706	-	115,714
Exercise of common stock options	—	—	—	—	—	—	—	—	81,901	-	54	-	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	335	-	335
Net loss	—	—	—	—	—	—	—	—	—	-	-	(13,981)	(13,981)
BALANCE, March 31, 2021	—	$—	—	$—	—	$—	—	$—	47,227,303	$47	$356,226	$(116,816)	$239,457
Underwriters' exercise of overallotment option, net of underwriting discounts, commissions and initial public offering costs of $276	—	—	—	—	—	—	—	—	192,877	-	3,003	-	3,003
Exercise of common stock options	—	—	—	—	—	—	—	—	6,793	-	7	-	7
Shares repurchased for cashless exercise	—	—	—	—	—	—	—	—	(1,221)	-	(10)	-	(10)
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	905	-	905
Net loss	—	—	—	—	—	—	—	—	—	-	-	(15,169)	(15,169)
BALANCE, June 30, 2021	—	$—	—	$—	—	$—	—	$—	47,425,752	$47	$360,131	$(131,985)	$228,193
Exercise of common stock options	—	—	—	—	—	—	—	—	29,210	-	48	-	48
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	1,515	-	1,515
Net loss	—	—	—	—	—	—	—	—	—	-	-	(9,955)	(9,955)
BALANCE, September 30, 2021	—	$—	—	$—	—	$—	—	$—	47,454,962	$47	$361,694	$(141,940)	$219,801

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,105)	$(26,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,623	574
Stock-based compensation expense	2,755	223
Gain on extinguishment of PPP Loan	(1,808)	—
(Gain) loss on sale of property and equipment	(28)	13
Changes in operating assets and liabilities:
Accounts receivable	(1,365)	388
Due from related party	61	3,278
Prepaid expenses and other current assets	791	(1,802)
Other non-current assets	(3,824)	—
Accounts payable	(1,297)	448
Accrued expenses and other current liabilities	2,784	112
Due to related party	(266)	292
Deferred revenue	(13,630)	1,340
Deferred rent	(37)	337
Net cash used in operating activities	(53,346)	(21,047)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,981)	(487)
Proceeds from sale of property and equipment	62	—
Net cash used in investing activities	(13,919)	(487)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	118,575	—
Proceeds from issuance of Series D convertible preferred stock	—	90,000
Payment of Series D redeemable convertible preferred stock issuance costs	—	(96)
Proceeds from underwriters' exercise of overallotment option, net of underwriting discounts and commissions and initial public offering costs	3,049	—
Principal payments on capital lease obligation	(25)	(38)
Proceeds from exercise of stock options, net	100	30
Proceeds from PPP Loan	—	1,808
Payment of deferred offering costs	(2,659)	—
Net cash provided by financing activities	119,040	91,704
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	51,775	70,170
Cash, cash equivalents and restricted cash at beginning of period	99,909	42,396
Cash, cash equivalents and restricted cash at end of period	$151,684	$112,566
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7	$8
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$218	$209
Conversion of redeemable convertible preferred stock into common stock	$233,053	$—
Forgiveness of PPP Loan	$1,808	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash and cash equivalents	$149,200	$112,366
Restricted cash	2,484	200
Total cash, cash equivalents and restricted cash	$151,684	$112,566

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

Liquidity and Capital Resources

Management believes that the Company’s existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued and therefore the conditions raising substantial doubt raised in prior periods have been alleviated. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development ("R&D") programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and condensed consolidated cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited interim consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and the notes thereto, which are included in the Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021.

Deferred Initial Public Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred initial public offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred initial public offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. On March 18, 2021, the Company completed the IPO; accordingly, the Company recognized the deferred initial public offering costs of approximately $2.9 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying condensed consolidated balance sheet. On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, and the Company recognized offering costs of less than $0.1 million as a reduction from gross proceeds associated with the overallotment through additional paid-in capital in the accompanying condensed consolidated balance sheet.

Accordingly, there were no deferred offering costs as of September 30, 2021. Deferred offering costs on the accompanying condensed consolidated balance sheet as of December 31, 2020 were $1.0 million.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the nine months ended September 30, 2021, as compared to the recent accounting pronouncements described in Note 2 of the Company’s audited financial statements as of and for the year ended December 31, 2020, which are included in the Prospectus.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$148,154	$148,154	$—	$—
Total financial assets	$148,154	$148,154	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$98,677	$98,677	$—	$—
Total financial assets	$98,677	$98,677	$—	$—

There were no transfers between fair value levels during the nine months ended September 30, 2021 and the year ended December 31, 2020. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Lab equipment	$3,768	$2,363
Office furniture and fixtures	537	537
Leasehold improvements	2,143	2,143
Construction work-in-progress	11,396	2,635
Software	4,883	1,150
Computer equipment	367	205
Total	$23,094	$9,033
Less: Accumulated depreciation	(3,548)	(2,029)
Property and equipment, net	$19,546	$7,004

Depreciation expense was $1.6 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company held $4.8 million of software and $0.2 million of lab equipment which was purchased from OpenBiome (See Note 12). As of December 31, 2020, the Company held $1.2 million of software which was purchased from OpenBiome.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Accrued research and development	$2,295	$81
Accrued legal and professional fees	648	711
Accrued compensation and benefits	2,886	3,532
Accrued other	1,640	904
Total accrued expenses and other current liabilities	$7,469	$5,228

6. REVENUE

Takeda Pharmaceutical Company Limited

In January 2017, the Company entered into an agreement (the “Takeda Agreement”) with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under certain of its patents, patent applications and know-how to develop the Company’s microbiome therapeutic candidate FIN-524, now known as TAK-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. The Company subsequently amended and restated the Takeda Agreement in October 2019 to provide for the Company to allocate certain resources towards determining the feasibility of developing a second microbiome therapeutic candidate, FIN-525.

Under the terms of the Takeda Agreement, the Company agreed to design TAK-524, a product candidate optimized for ulcerative colitis, for Takeda based on selection criteria within a product-specific development plan. The Company also agreed to conduct a feasibility study to potentially further develop FIN-525, a product candidate optimized for the treatment of Crohn’s disease. The Company assessed this arrangement in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) and concluded that the contract counterparty, Takeda, is a customer. [JF1] The Company identified the following material promises at the outset of the Takeda Agreement: (1) an exclusive license to use the Company’s intellectual property to conduct research activities; (2) R&D services for activities under the development plan; (3) two options to pursue different indications of research for the Company’s product candidates; (4) manufacturing and supply for the Company’s clinical trials; and (5) participation on a joint steering and joint development committee (“JSC” and “JDC”). The options were considered distinct from the other promises in the arrangement and analyzed for material rights; the Company concluded these were not material rights and the consideration related to them should be excluded as a performance obligation until the option is exercised. The Company determined that the remaining promises were not capable of being distinct from one another and were not distinct in the context of the contract. In accordance with the Company’s ASC 606 assessment, the Takeda Agreement was determined to contain a single combined performance obligation made up of the promises above, excluding the options. The FIN-525 feasibility study was determined to be part of the single combined performance obligation due to its connection to the original license and research and development activities. The FIN-525 feasibility study was completed in March 2021. Takeda can determine whether to initiate a full product specific development plan for FIN-525 following its review of the data from the Company’s feasibility study.

The Company received an upfront payment from Takeda of $10.0 million in the year ended December 31, 2017 in exchange for the exclusive license of the Company’s intellectual property. The Company has included the upfront payment and the estimable reimbursable R&D costs in the transaction price and is recognizing revenue associated with it over the period it expects to perform R&D services. Under the original agreement the estimated term for the R&D and manufacturing services for which the Company had primary responsibility, was through Phase 1 clinical trials.

On August 9, 2021, the Company and Takeda entered into an amendment to the Takeda Agreement (the “Amendment”). Pursuant to the Amendment, Finch and Takeda transitioned primary responsibility for such development and manufacturing activities from Finch to Takeda in accordance with an agreed upon transition plan, and Takeda also assumed sole responsibility for regulatory matters with respect to TAK-524. The Company accounted for the Amendment as a modification to the existing contract under ASC 606, as the Amendment significantly reduced the remaining performance obligations, which were then completed by September 30, 2021. As a result, the remaining revenue that had been deferred under the agreement was recognized in the third quarter of 2021

The Company recognized revenue related to the Takeda Agreement of $11.3 million and $1.7 million in the three months ended September 30, 2021 and 2020, respectively and $17.7 million and $5.6 million in the nine months ended September 30, 2021 and 2020, respectively, which is included under collaboration revenue in the condensed consolidated statements of operations.

Takeda reimburses the Company for certain R&D costs on a quarterly basis. The Company recorded accounts receivable of $2.4 million and $1.0 million on its condensed consolidated balance sheets as of September 30, 2021, and December 31, 2020, respectively. As of September 30, 2021, there is no remaining deferred revenue due to the Company's satisfaction of the performance obligation. As of December 31, 2020, the Company recorded deferred revenue of $13.6 million related to the Takeda Agreement.

The Takeda Agreement contains various milestone payments associated with development and commercialization efforts that provide for a maximum available amount of $180.0 million should all of the milestones be achieved. These milestones are constrained until the Company determines it is probable that the cumulative revenue related to the milestones will not be reversed. As of September 30, 2021, the Company has earned and received $4.0 million in milestone payments.

The Company is still eligible to receive royalties under the Amendment and Takeda is obligated to pay the Company mid-to-high single digit royalties based on annual aggregate net sales of the licensed products, on a product-by-product basis, subject to certain restrictions. The Company did not receive any payments or record any revenues related to sales-based royalties under the Takeda Agreement in the nine months ended September 30, 2021 and 2020 .

OpenBiome

The Company and OpenBiome entered into an Asset Purchase and License Agreement (the “APL Agreement”) in February 2019 that was effective through November 2020. Under the APL Agreement, the Company licensed certain intellectual property and sold certain fecal microbiota transplantation, or FMT, materials and equipment to OpenBiome (see Note 8).

The Company earned $0 and $0.3 million in royalty revenue related to the APL Agreement in the nine months ended September 30, 2021 and 2020, respectively, which is recorded as royalty revenue from related party on the Company’s condensed consolidated statements of operations.

On November 19, 2020, the Company entered into the LMIC License Agreement (“LMIC Agreement”) with OpenBiome, pursuant to which the Company granted OpenBiome a non-exclusive license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from donor-sourced stool without the use of culturing or replication, or certain natural products (“OpenBiome Royalty Products”). The license granted to OpenBiome excludes a license under the Company’s intellectual property to exploit a lyophilized natural product (such as CP101) where processed stool is lyophilized. The Company owns all improvements and modifications made to the licensed intellectual property throughout the term of the LMIC Agreement, while OpenBiome is responsible for all manufacturing efforts and all expenses associated with these efforts.

The LMIC Agreement was entered into separately from the asset purchase agreement with OpenBiome (the "OpenBiome Agreement") (See Note 12) and the license granted under the LMIC Agreement is unrelated to the assets acquired under the OpenBiome Agreement. The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid single digit to low second decile digits on a product-by-product and country-by-country basis. In the event that OpenBiome is required to pay a royalty to a third party to obtain rights under patents owned or controlled by such third party that are necessary for the exercise of its rights under the Company’s intellectual property pursuant to the LMIC Agreement, then OpenBiome shall have the right to deduct a portion of the amount of the royalty due to the third party against the royalties that are due from OpenBiome to the Company. The Company has not earned any of these royalty payments as of September 30, 2021.

The LMIC Agreement will continue in perpetuity until the last royalty is earned under the LMIC Agreement unless otherwise terminated by either party. OpenBiome has the right to terminate the LMIC Agreement for convenience upon 90 days’ specified prior written notice to the Company. Either party may terminate the LMIC Agreement in the event of an uncured material breach by the other party.

The Company did not recognize any revenue related to the LMIC Agreement for the nine months ended September 30, 2021 and 2020, as there are currently no marketable OpenBiome Royalty Products.

7. INCOME TAXES

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the nine months ended September 30, 2021 as compared to the year ended December 31, 2020.

8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

200 Inner Belt Rd

In December 2015, the Company entered into a 10-year lease agreement (the “Inner Belt Road Lease”) for approximately 25,785 square feet of space for its primary office and laboratory space in Somerville, Massachusetts. The Inner Belt Road Lease provided for a two-month rent holiday in the first year of the lease and rent abatements for the first two years of the lease. The monthly rental payments under the Inner Belt Road Lease, which include base rent charges of $0.1 million, are subject to periodic rent increases through September 2026.

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

The Company recognizes rent expense, inclusive of a reduction to reflect the impact of lease incentives, under the Inner Belt Road Lease on a straight-line basis over the respective lease term and records deferred rent for rent expense incurred but not yet paid. The Company recognizes rent income under the sublease to OpenBiome on a straight-line basis over the sublease term and records prepaid rent for rent income received but not yet earned in due from related party on its condensed consolidated balance sheets. Gross rent expense under the Inner Belt Road Lease was $1.0 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Gross rent income under the sublease to OpenBiome for each of the nine months ended September 30, 2021 and 2020 was $0.1 million and $0.3 million, respectively, and is presented as an offset to rent expense on the condensed consolidated statements of operations.

Cherry Street

On March 1, 2021, the Company assumed a lease agreement (the “Cherry Street Lease”) in conjunction with the closing of the OpenBiome Agreement. The Company’s rent expense under the Cherry Street Lease for the nine months ended September 30, 2021 and 2020 was approximately $58,000 and $0, respectively.

Concord Street

On June 9, 2021, the Company entered into a lease agreement (the “Concord Street Lease”). The Company’s rent expense under the Concord Street Lease for the nine months ended September 30, 2021 and 2020 was $0.1 million and $0, respectively.

100 Hood Park Drive

On August 3, 2021 (the "Execution Date"), the Company entered into a 10-year lease agreement (the "Hood Lease") with Hood Park LLC (the "Landlord"), pursuant to which the Company will lease approximately 61,139 square feet of office and laboratory space (the "Premises"). The term of the Hood Lease commenced on the Execution Date, and Finch will become responsible for paying rent under the Hood Lease on the earlier of (i) January 1, 2022 and (ii) the date Finch’s work on the Premises is substantially completed and Finch has commenced business operations in the Premises (the “Rent Commencement Date”). As of September 30, 2021, construction had not commenced on the building. Therefore the Rent Commencement Date has not occurred and no rent expense has been incurred under the Hood Lease.

The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises will start at approximately $4.5 million, commencing on the Rent Commencement Date and will increase on each anniversary of the Rent Commencement Date by approximately 2.8% per annum, up to a maximum annual base rent during the initial term of approximately $5.8 million. The Hood Lease provides for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises.

The Company posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the consolidated balance sheet as of September 30, 2021.

Future Minimum Lease Payments

A summary of the Company’s future minimum lease payments required under non-cancellable operating agreements and the Hood Lease as of September 30, 2021 is as follows (in thousands):

	Hood Park lease obligation	Operating lease obligations	Total lease obligations
2021	$—	$467	$467
2022	4,536	1,552	6,088
2023	4,663	1,440	6,103
2024	4,795	1,460	6,255
2025	4,931	1,496	6,427
Thereafter	32,676	1,115	33,791
	$51,601	$7,530	$59,131

Legal Contingencies

Legal claims may arise from time to time in the normal course of business. There are no such claims as of September 30, 2021 that will have a material effect on the Company’s accompanying condensed consolidated financial statements.

License Payments

The Company enters into contracts in the normal course of business with contract research organizations and other third parties for preclinical studies, clinical studies, and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancelable by the Company upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers up to one year after the date of cancellation. Under these agreements, in exchange for access to intellectual property the Company may be obligated to provide future minimum royalty payments and milestone payments related to regulatory approvals and sales-based events. The Company entered into the OpenBiome Agreement in November 2020 (see Note 12) and the closing of the OpenBiome Agreement occurred on March 1, 2021. Under the terms of the OpenBiome Agreement, the Company is required to make certain milestone and royalty payments to OpenBiome in conjunction with the license and purchase of certain intellectual property related to the underlying CMC process used to manufacture materials for its clinical trials. The OpenBiome Agreement also effectively terminated the APL Agreement and the obligations under the Material Access License Agreement (the “MAL Agreement”), which the Company entered into with OpenBiome in December 2016.

Under the APL Agreement, which was entered into in 2019 and effective through November 2020, the Company was obligated to make certain contingent payments for milestones and royalties to OpenBiome, subject to the occurrence of specific underlying criteria that were dependent on regulatory approvals and sales-based events. The Company was obligated to make regulatory milestone payments to OpenBiome aggregating up to $2.5 million upon the achievement of regulatory approvals, and sales-based milestone payments of up to $23.3 million in sales-based milestone payments upon the achievement of certain net sales criteria. The Company paid $0.1 million to OpenBiome associated with milestones in 2020. The APL Agreement was terminated in November 2020 upon the execution of the OpenBiome Agreement (see Note 12).

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

In April 2020, the Company issued a promissory note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.8 million (the “PPP Loan”) provided under the PPP and guaranteed by the SBA. On May 8, 2021, the Company received notice from the SBA that the entirely of the PPP Loan was forgiven. Accordingly, the Company is no longer required to repay the $1.8 million in principal and approximately $19,000 in accrued interest borrowed under the PPP Loan. Gain on extinguishment of the PPP Loan is recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the completion of the IPO, all 31,253,609 shares of outstanding preferred stock automatically converted into 31,253,609 shares of common stock. As of September 30, 2021, there were no shares of preferred stock outstanding.

10. STOCKHOLDERS’ EQUITY

On February 24, 2021, the Board and the Company’s stockholders approved the Company’s amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO on March 18, 2021. The certificate authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. As of September 30, 2021, no shares of preferred stock were outstanding.

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

Each share of common stock entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of September 30, 2021, no cash dividends have been declared or paid.

The Company has issued restricted stock to founders, employees and consultants. All restricted stock was fully vested and all expense related to these shares was recognized prior to 2020.

As of September 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding preferred stock, the vesting of restricted stock and exercise of stock options and common stock warrants:

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Redeemable convertible preferred stock	-	31,253,609
Options to purchase common stock	3,172,369	1,053,874
Common stock warrants	19,346	19,346
	3,191,715	32,326,829

11. STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

The Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) in February 2017 for the issuance of stock options and other stock-based awards to employees, consultants, officers and directors. As of September 30, 2021, there were no shares available for future issuance since all shares in the 2017 Plan ceased to be available upon the effective date of the 2021 Equity Incentive Plan. There were 698,601 shares of common stock available for future grants under the 2017 Plan as of December 31, 2020.

2021 Equity Incentive Plan

In March 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO and no further grants will be made under the 2017 Plan.

The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary of the Company, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates.

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

As of September 30, 2021, there were 2,007,456 shares of common stock issuable upon the exercise of outstanding options and there were 2,692,544 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 500,000 shares of common stock. As of September 30, 2021, no offering periods had commenced under the 2021 ESPP and no shares were available for issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the nine months ended September 30, 2021:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2020	1,053,874	$1.51	7.49	$4,964
Granted	2,301,846	14.98
Exercised	(117,904)	1.00
Cancelled or forfeited	(63,259)	10.19
Expired	(2,188)	2.84
Outstanding as of September 30, 2021	3,172,369	$11.12	8.84	$10,478

Options exercisable as of December 31, 2020	652,549	$1.37	7.12	$3,205
Options exercisable as of September 30, 2021	805,729	$3.40	7.22	$7,808

As of September 30, 2021, there was approximately $20.8 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 2.95 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as R&D and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development	$712	$35	$1,115	$150
General and administrative	803	21	1,640	73
Total	$1,515	$56	$2,755	$223

12. RELATED PARTY TRANSACTIONS

OpenBiome Historical Agreements

Under Master Strategic Affiliation Agreement with OpenBiome (the “Strategic Agreement”), OpenBiome and the Company reimbursed one another for certain administrative expenses. The Company’s Chief Executive Officer and a member of the Board, is the spouse of the Executive Director and co-founder of OpenBiome, and certain of the OpenBiome directors are stockholders of the Company.

For the nine months ended September 30, 2021 and 2020, the Company reimbursed OpenBiome $0.1 million and $0.3 million, respectively, under the Strategic Agreement. Also under the Strategic Agreement, OpenBiome reimbursed the Company $0.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had no payable balance due to OpenBiome, and recorded a balance of less than $0.1 million due from OpenBiome as of December 31, 2020.

OpenBiome subleases office and lab space from the Company. The Company’s rent income under the sublease was $0.1 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 the Company no longer had an outstanding receivable due from OpenBiome, As of December 31, 2020, the Company had less than $0.1 million receivable from OpenBiome related to the sublease recorded as due from related party in the condensed consolidated balance sheets. This lease was amended as of March 1, 2021 (see Note 8).

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

OpenBiome 2020 Agreements

Clinical Supply and Services Agreement

On February 10, 2020, the Company entered into a Clinical Supply and Services Agreement (the “CSA”) with OpenBiome, which terminated upon closing of the OpenBiome Agreement in March 2021. In accordance with the CSA, OpenBiome agreed to supply the Company with certain manufactured material and to provide additional support services to the Company. In consideration for these materials and services, the Company agreed to pay a monthly platform fee of $0.2 million, all direct employee overhead costs, and variable costs for consumables. Under a related payment agreement executed concurrently with the CSA, the Company paid a $0.5 million security deposit in the event of cost overruns under the CSA arrangement and approximately $1.6 million in prepaid fees. The $0.5 million security deposit was returned to the Company during the same period. The Company paid $1.1 million in total to OpenBiome under the CSA for the nine months ended September 30, 2021, and $3.4 million for the nine months ended September 30, 2020, including the security deposit that was returned. The Company had no outstanding payable balance due to OpenBiome under the CSA as of September 30, 2021, and recorded $0.2 million due to OpenBiome as of December 31, 2020, respectively, which is classified as due to related party in the Company’s condensed consolidated balance sheets.

OpenBiome Purchase Agreement

On November 19, 2020, the Company entered into the OpenBiome Agreement in order to obtain OpenBiome’s CMC manufacturing process to enhance its current manufacturing capabilities for its lead program, CP101; the OpenBiome Agreement was fully executed and closed on March 1, 2021. Simultaneously with entering into the OpenBiome Agreement, the Company terminated the Strategic Agreement, the MAL Agreement, the QSS Agreement and the APL Agreement, as well as certain subject matter agreements. Upon closing of the OpenBiome Agreement on March 1, 2021, the CSA was also terminated and the Company will not incur any additional expense to be paid to OpenBiome. The Company also amended the Strategic Agreement as part of the OpenBiome Agreement (the “A&R Strategic Agreement”).

Pursuant to the OpenBiome Agreement, the Company acquired certain biological samples, software, and a non-exclusive license to OpenBiome’s CMC technology upon signing in November 2020, and acquired certain biological samples, a commercial lease, contract services intellectual property and capital equipment upon the closing of the transaction in March 2021. The Company previously licensed the biological samples and OpenBiome’s CMC technology under various historical agreements with OpenBiome which terminated upon signing of the OpenBiome Agreement. As such, the acquisition of the CMC technology license was a continuation of previously granted rights. The OpenBiome Agreement also releases, for a one-year period from signing, a hiring restriction under the A&R Strategic Agreement (i.e. non-solicitation) such that the Company may hire, at its discretion, certain OpenBiome employees. The Company did not acquire any such employees as part of the transaction.

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

The Company is also required to pay certain milestones up to $26.0 million upon the occurrence of certain R&D events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid single digit royalties on sublicensing revenue related to such products.

The Company previously granted OpenBiome a royalty-bearing, non-exclusive license to its intellectual property under the APL Agreement, which terminated upon the signing of the OpenBiome Agreement. The Company will continue to earn royalties under the OpenBiome Agreement based on sales of FMT materials.

13. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at the beginning of the next full quarter subsequent to their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.6 million and $0.3 million in the nine months ended September 30, 2021 and 2020, respectively.

14. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,955)	$(10,090)	$(39,105)	$(26,250)
Net loss attributable to common stockholders— basic and diluted	(9,955)	(10,090)	(39,105)	(26,250)
Denominator:
Weighted-average common stock outstanding— basic and diluted	47,445,195	8,258,537	36,408,506	8,065,730
Net loss per share attributable to common stockholders— basic and diluted	$(0.21)	$(1.22)	$(1.07)	$(3.25)

The Company’s potentially dilutive securities, which include preferred stock, restricted stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Preferred stock	-	24,350,737
Options to purchase common stock	3,172,369	1,088,326
Common stock warrants	19,346	19,346
	3,191,715	25,458,409

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

We are now enrolling our Phase 3 clinical trial, which we refer to as PRISM4, which will be our second pivotal trial of CP101 for recurrent CDI. We anticipate that topline data from PRISM4 will be available in the first half of 2023. We have decided to expand our planned Phase 1b clinical trial of CP101 in chronic hepatitis B virus, or HBV, which we refer to as RECLAIM, from two cohorts to four cohorts and we anticipate initiating RECLAIM in early 2022, with an initial safety readout expected in the first half of 2022 and topline data from an initial cohort available in the second half of 2022. Further, we anticipate initiating our Phase 1b clinical trial of FIN-211 in autism spectrum disorder, or ASD, in the first half of 2022, including a dose escalation portion (Part A) and a newly added expansion cohort (Part B), with an interim readout from Part A of the trial expected to be available in the second half of 2022 and topline data from Part B of the trial expected to be available in 2023. We believe that our differentiated platform, rich pipeline and the broad therapeutic potential of this new field of medicine position us to transform care for a wide range of unmet medical needs.

Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, including for our Human-First Discovery platform, and raising capital. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the IPO, the sale of convertible preferred stock and from collaboration revenue.

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

Since our inception, we have incurred significant operating losses. Our net losses were $39.1 million and $26.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $141.9 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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
•
incur lease and construction expenses in connection with the expansion of our corporate headquarters;
•
create additional infrastructure to support our operations as a public company, and incur increased legal, accounting, investor relations and other expenses; and
•
experience delays or encounter issues with any of the above.

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

We expect that our existing cash and cash equivalents of $149.2 million as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

COVID-19 Business Update

In response to the ongoing global COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our clinical trials. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been organized to reduce risk of COVID-19 transmission. The extent of the impact of the COVID-19 pandemic, including variants of COVID-19, on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including with respect to variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations ultimately could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognize revenue over our expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreement and any additional collaborations that we may enter into in the future, and any collaboration revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments. To date, we have not received any royalties under our collaboration agreement with a subsidiary of Takeda Pharmaceutical Company Limited, or Takeda. However, during the nine months ended September 30, 2020, we received royalties in the aggregate of $0.3 million pursuant to our 2019 Asset Purchase and License Agreement, or APL Agreement, with OpenBiome. The APL Agreement was terminated in November 2020, and we received no royalties thereafter.

Collaboration and License Agreement with Takeda

In January 2017, we entered into a research collaboration and exclusive license agreement, or the Takeda Agreement, with Millennium Pharmaceuticals, Inc., a wholly-owned subsidiary of Takeda, pursuant to which we granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under certain of our patents, patent applications and know-how to develop, have developed, manufacture, have manufactured, make, have made, use, have used, offer for sale, sell, have sold, commercialize, have commercialized and import our microbiome therapeutic candidate FIN-524, now known as TAK-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. We subsequently amended and restated the Takeda Agreement in October 2019 to provide a similar worldwide, exclusive license to a second microbiome therapeutic candidate, FIN-525. We further amended the Takeda Agreement in August 2021 to transition primary responsibility for early-stage development and manufacturing activities with respect to TAK-524 from us to Takeda in accordance with a transition plan, and Takeda will assume sole responsibility for regulatory matters with respect to TAK-524.

In connection with entry into the Takeda Agreement, we received a one-time, upfront payment from Takeda in the amount of $10.0 million. Additionally, we received $4.0 million in the aggregate for the achievement of certain development milestones for TAK-524 therapeutic products and are entitled to receive up to $176.0 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for TAK-524 therapeutic products. We are entitled to receive up to $177.7 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for FIN-525 therapeutic products, subject, to certain specified reductions based upon the nature of the FIN-525 product and certain additional milestones to be negotiated by the parties. We are also entitled to receive up to $10.0 million for the first diagnostic product for each of TAK-524 and FIN-525, subject to certain reductions in the event that Takeda uses a third party to develop such diagnostic products. Revenue under the Takeda Agreement is recognized as our research and development services are provided and is recorded as collaboration revenue on our consolidated statement of operations.

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

On November 19, 2020, we entered into the LMIC License Agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The license granted to OpenBiome excludes a license under our intellectual property to exploit a lyophilized Natural Product (such as CP101) where processed stool is lyophilized. The only consideration provided to us under the LMIC Agreement is in the form of future royalties on net sales of these products, which are not currently commercially viable. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the nine months ended September 30, 2021 and 2020, as there are currently no products available for sale.

Also on November 19, 2020, we entered into an asset purchase agreement with OpenBiome, or the OpenBiome Agreement, the effect of which was to terminate certain existing agreements with OpenBiome and internalize some of the functions for which we have previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology and, upon closing of the transaction, which occurred March 1, 2021, we acquired certain additional assets, including biological samples, capital equipment and contracts. As of September 30, 2021, we have made payments of $5.0 million to OpenBiome related to the OpenBiome Agreement, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid single digit royalties on sublicensing revenue related to such products.

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

Interest Income (Expense)

Interest income primarily consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on cash balances related to our sweep account.

Other Income (Expense), net

Other income (expense), net consists of gains and losses on disposals of fixed asset as well as realized gains and losses on foreign exchange.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020
REVENUE:
Collaboration revenue	$11,343	$1,733
Royalties revenue from related party	-	38
Total revenue	11,343	1,771
OPERATING EXPENSES:
Research and development	(15,537)	(9,045)
General and administrative	(5,739)	(2,807)
Total operating expenses	(21,276)	(11,852)
Net operating loss	(9,933)	(10,081)
OTHER INCOME:
Interest income (expense)	8	(7)
Other (expense) income	(30)	(2)
Total other (expense) income	(22)	(9)
Net loss	$(9,955)	$(10,090)

Revenue

Revenue of $11.3 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue increased by $9.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to our completion of the single combined performance obligation under the Takeda Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	Increase (Decrease)
CDI (CP101)	$5,491	$5,886	$(395)
Inflammatory Bowel Diseases (TAK-524 and FIN-525)	596	1,563	(967)
Autism Spectrum Disorder (ASD) (FIN-211)	1,505	877	628
Hepatitis B (HBV) (CP101)	912	211	701
Platform	6,131	224	5,907
Unallocated	902	284	618
	$15,537	$9,045	$6,492

Research and development expenses for the three months ended September 30, 2021 were $15.5 million, compared to $9.0 million for the three months ended September 30, 2020. The increase of $6.5 million for the three months ended September 30, 2021 included a $5.9 million increase from manufacturing related expenses, personnel costs and early asset discovery work and a $1.3 million increase in expenses related to the expansion and development of the ASD and HBV programs. These increases were offset by a $1.0 million decrease in expenses related to our inflammatory bowel diseases, or IBD, program due to the transition of primary development and manufacturing responsibilities to Takeda in August 2021, in addition to a $0.4 million decrease in costs related to our CDI program due to a decrease in personnel-related costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$3,276	$1,626	$1,650
Facilities and supplies	83	109	(26)
Professional fees	992	837	155
Other expenses	1,388	235	1,153
	$5,739	$2,807	$2,932

General and administrative expenses were $5.7 million for the three months ended September 30, 2021, compared to $2.8 million for the three months ended September 30, 2020. The increase of $2.9 million for the three months ended September 30, 2021 was primarily due to a $1.6 million increase in personnel expenses, a $1.2 million increase in other expenses, and a $0.2 million increase in professional fees. The increase in personnel expenses is related to an increase in headcount to support our operational growth as well as an increase in stock-based compensation expense. The increase in other expenses was related to an increase in business insurance, and the increase in professional fees was related to our transition to a public company in March 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
REVENUE:
Collaboration revenue	$17,726	$5,582
Royalties revenue from related party	-	330
Total revenue	17,726	5,912
OPERATING EXPENSES:
Research and development	(42,476)	(24,577)
General and administrative	(16,173)	(7,639)
Total operating expenses	(58,649)	(32,216)
Net operating loss	(40,923)	(26,304)
OTHER INCOME (EXPENSE), NET:
Gain on extinguishment of PPP Loan	1,827	-
Interest income	14	105
Other income (expense), net	(23)	(51)
Total other income (expense), net	1,818	54
Net loss	$(39,105)	$(26,250)

Revenue

Revenue of $17.7 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue increased by $12.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to our completion of the single combined performance obligation under the Takeda Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	Increase (Decrease)
CDI (CP101)	$13,525	$15,576	$(2,051)
Inflammatory Bowel Diseases (TAK-524 and FIN-525)	5,498	5,673	(175)
Autism Spectrum Disorder (ASD) (FIN-211)	4,735	2,059	2,676
Hepatitis B (HBV) (CP101)	2,364	243	2,121
Platform	14,596	716	13,880
Unallocated	1,758	310	1,448
	$42,476	$24,577	$17,899

Research and development expenses for the nine months ended September 30, 2021 were $42.5 million, compared to $24.6 million for the nine months ended September 30, 2020. The increase of $17.9 million for the nine months ended September 30, 2021 included a $13.9 million increase from manufacturing related expenses, personnel costs and early discovery work, and a $4.8 million increase in expenses related to the expansion and development of the ASD and HBV programs. These increases were offset by a $2.0 million decrease in CDI driven by a decrease in contract manufacturing costs and a $0.2 million decrease IBD program expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$8,633	$4,645	$3,988
Facilities and supplies	200	498	(298)
Professional fees	4,300	1,852	2,448
Other expenses	3,040	644	2,396
	$16,173	$7,639	$8,534

General and administrative expenses were $16.2 million for the nine months ended September 30, 2021, compared to $7.6 million for the nine months ended September 30, 2020. The increase of $8.5 million for the nine months ended September 30, 2021 was primarily due to a $4.0 million increase in personnel expenses, a $2.5 million increase in professional fees, and a $2.4 million increase in other expenses. The increase in professional fees was related to our transition to a public company in March 2021. The increase in personnel expenses is related to an increase in headcount to support our operational growth as well as an increase in stock-based compensation expense, and the increase in other expenses is related to business insurance.

Other Income (Expense), Net

Total other income, net for the nine months ended September 30, 2021 was $1.8 million, compared to $0.1 million for the nine months ended September 30, 2020. The increase for the nine months ended September 30, 2021 was primarily due to the forgiveness of the PPP Loan of $1.8 million.

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

In April 2020, we received proceeds of $1.8 million from the PPP Loan. We have used the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. On May 8, 2021, we received notice from the SBA that the entirety of the PPP Loan we received was forgiven. Accordingly, we are no longer required to repay the $1.8 million in principal and approximately $19,000 in accrued interest borrowed under the PPP Loan. Gain on extinguishment of the PPP Loan is recorded in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Net cash used in operating activities	$(53,346)	$(21,047)
Net cash used in investing activities	(13,919)	(487)
Net cash provided by financing activities	119,040	91,704
Net increase in cash and cash equivalents, and restricted cash	$51,775	$70,170

Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $21.0 million. This cash outflow was primarily related to our net loss of $26.3 million. The outflow was also impacted by a net increase in our operating assets and liabilities of $4.4 million. This net increase includes a $3.3 million increase in the balance due from related party and a $1.3 million increase in deferred revenue related to the Takeda Agreement. This increase was offset by an decrease in prepaid expenses and other current assets of $1.8 million. The cash outflow also included $0.6 million in non-cash depreciation and amortization expense for our fixed assets, including leasehold improvements and $0.2 million in stock-based compensation expense.

During the nine months ended September 30, 2021, cash used in operating activities was $53.3 million. This cash outflow was primarily related to our net loss of $39.1 million. The outflow was also impacted by a net decrease in our operating assets and liabilities of $16.8 million. The net decrease includes a $13.6 million decrease in deferred revenue, a $3.8 million decrease in other non-current assets, a $1.4 million decrease in accounts receivable, and a $1.3 million decrease in accounts payable. This was offset by a $2.8 million increase in accrued expenses and other current liabilities. The cash outflow also included $2.8 million in stock-based compensation expense and $1.6 million in non-cash depreciation and amortization.

Investing Activities

During the nine months ended September 30, 2021 and 2020, we used $13.9 million and $0.5 million, respectively, of cash in investing activities. The $13.9 million used during the nine months ended September 30, 2021 was due to $8.8 million in leasehold improvements, $3.7 million in software purchases, and $1.5 million in purchases of lab equipment. Purchases of property and equipment during the nine months ended September 30, 2021 includes $3.7 million in purchases from a related party. The $0.5 million used during the nine months ended September 30, 2020 was related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $91.7 million, primarily related to $90.0 million in proceeds from the issuance of our Series D convertible preferred stock and $1.8 million of proceeds received from the PPP Loan.

During the nine months ended September 30, 2021, net cash provided by financing activities was $119.0 million, primarily related to $118.6 million of proceeds received from the IPO, net of underwriting discounts and commissions and $3.0 million of proceeds from the underwriters’ exercise of their overallotment option, net of underwriting discounts and commissions. The proceeds are partially offset by $2.7 million of payments of issuance costs related to the IPO.

Funding Requirements

As of September 30, 2021, our cash and cash equivalents were $149.2 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

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
•
incur lease and construction expenses in connection with the expansion of our corporate headquarters;
•
create additional infrastructure to support our operations as a public company, and incur increased legal, accounting, investor relations and other expenses; and
•
experience delays or encounter issues with any of the above.

Contractual Obligations and Commitments

During the nine months ended September 30, 2021, we entered into a new lease agreement for office and laboratory space at 100 Hood Park Drive. See Note 8 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further details. There were no other material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

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

We will remain an emerging growth company until December 31, 2026 or, if earlier, (i) the last day of our first fiscal year in which we have total annual gross revenues of at least $1.07 billion, (ii) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rate sensitivities.

Interest Rate Sensitivity

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $149.2 million and $99.7 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2021 and December 31, 2020, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Remediation Plan

We are committed to remediating the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the last quarter of 2020 and through September 30, 2021, we made enhancements to our control environment including the following:

•
We added finance personnel to the organization to strengthen our internal accounting team including a controller, assistant controller, associate director of SEC reporting and technical accounting, and senior accountant.
•
We engaged external accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•
With the support of internal control consultants, we substantially completed risk assessment activities and the evaluation the design of internal controls to address relevant risks, including developing remediation plans for any design deficiencies in our system of internal controls. We have continued to execute the remediation plans for the identified control design deficiencies and have begun to test the operating effectiveness of our system of internal controls.
•
We implemented a financial close policy and monitoring program, including the formation of a Disclosure Committee comprised of members of our senior management team and representatives from our accounting and legal departments to review and approve SEC filings and investor communications, the results of which are discussed with the audit committee of our board of directors quarterly.

Our remediation activities are continuing through the remainder of 2021. In addition to the above activities, we expect to engage in additional activities including:

•
Continue to engage internal control consultants to assist us with the remediation of any identified control design deficiencies, and continue performing tests of our internal controls to evaluate the operating effectiveness of our system of internal controls.
•
Hire additional qualified accounting personnel to further strengthen the accounting organization and continue to engage external accounting advisory consultants on an as-needed basis.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts with respect to the previously identified material weakness as described above, there was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2021 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, including for our Human-First Discovery platform, and raising capital. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2021 and 2020, we reported net losses of $39.1 million and $26.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $141.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead therapeutic product candidate, CP101, for the treatment of recurrent Clostridioides difficile infection, or CDI, and any other current or future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of CP101 for the treatment of recurrent CDI, including our Phase 3 clinical trial of CP101, which is now enrolling;
•
initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future, including our earlier-stage programs such as our planned Phase 1 clinical trials of FIN-211 for the treatment of autism spectrum disorder, or ASD, and CP101 for the treatment of chronic hepatitis B virus, or HBV;
•
develop, optimize and scale our manufacturing processes and capabilities, including commissioning and qualifying newly constructed facilities to support the commercial scale production of CP101 and, in the future, similar scale-up for our other drug candidates;
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

As of September 30, 2021, our cash and cash equivalents were $149.2 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the timing, costs, progress and results of our planned clinical trials of CP101, FIN-211 and other product candidates;
•
the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
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
•
the revenue, if any, received from commercial sales of CP101, FIN-211, and any future product candidates for which we receive marketing approval;
•
the cost of equipment and physical infrastructure to support our research and development; and
•
the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, CP101, FIN-211 and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

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

Risks Related to the Development of Our Product Candidates

We are heavily dependent on the success of our product candidates, which are in clinical and preclinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

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

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of CP101 and any other current or future product candidates we develop, which may never occur. CP101 and any other product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical, manufacturing and quality activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

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

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize CP101 or any other current or future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

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

Our microbiome therapeutics platform relies in part on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with pathogens or disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. While we screen for a broad set of pathogens as a part of our manufacturing process, the donated human stool may contain organisms of which we are not aware and that could have an adverse effect on the safety of our product candidates and on the outcomes of our preclinical studies or clinical trials. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our raw materials or products which could create supply shortages, interruptions or other delays or require identification and contracting of additional third-party suppliers which we may not be able to do in a timely manner or on favorable terms.

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

Moreover, the availability of OpenBiome FMT Materials under the FDA’s policy of enforcement discretion, and for use in clinical research, may negatively prejudice and slow enrollment of clinical trials sponsored by us or our collaborators that are directed at the same or similar disease or condition, such as CDI. Additionally, while each of CP101 and FIN-211 is an orally administered biologic consisting of a complete microbiome and a distinct product from OpenBiome FMT Materials, with additional testing, manufacturing and control steps, it is possible that the FDA and others might perceive CP101, FIN-211 or any of our other product candidates as similar owing to their common raw material. The FDA has issued three safety alerts since 2019 related to the use of FMT treatment, including in March 2020 after OpenBiome reported occurrences of enteropathogenic E. coli and shigatoxin-producing E. coli in FMT recipients. This and similar adverse safety events associated with OpenBiome FMT Materials or other similar products manufactured or supplied by other third-party stool banks, physicians or others may cause the FDA to perceive CP101 or FIN-211 as unsafe and bring increased regulatory scrutiny to our clinical and manufacturing operations more broadly, lead to decreased confidence by patients and physicians in our product candidates, and result in reduced demand for any product that we may develop.

OpenBiome has also supplied us with biological materials derived from human stool, which we intend to use as raw materials, subject to additional testing, screening and processing, in the manufacture of our product candidates, such as CP101 and FIN-211, for use in our planned clinical trials. During the time we engaged OpenBiome to supply us with such human stool material, OpenBiome received a clinical hold from the FDA with respect to the need for new screening measures to mitigate the risk of transmission of SARS-CoV-2 from donor to recipient of its OpenBiome FMT materials, and the need for additional information regarding OpenBiome’s quality systems. This clinical hold was removed in January 2021. Although the OpenBiome clinical hold did not preclude us from receiving OpenBiome-supplied biological materials for our manufacturing activities, given that some materials were received while OpenBiome was under clinical hold, we may not be able to use these materials for such purposes if we determine they fail to meet our quality standards, or if the FDA or other parties perceive such materials to be unsafe. For example, the FDA or other regulatory agencies may determine that they should not be used for the same reasons underlying the clinical hold, or different reasons. In addition, while we intend to test these materials to ensure they meet our quality standards, we plan to use an assay to screen for COVID-19 that has not been reviewed or approved by the FDA on behalf of Finch. If we are unable to use the biological materials we have received from OpenBiome, or are delayed in our use of those materials, our planned clinical trials could be significantly delayed and adversely affected. In addition, we may not be able to recoup the costs associated with acquiring these biological materials from OpenBiome.

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

Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of CP101, FIN-211 or any other current or future product candidates.

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

Although we have completed the topline readout in connection with PRISM3, our Phase 2 clinical trial of CP101, we may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or in sufficient numbers, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize CP101, FIN-211 or any other current or future product candidates, including:

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

Our business and operations may be adversely affected by the effects of the ongoing COVID-19 global pandemic, which has resulted in various restrictions aimed at containing the virus, including public health directives and orders that, among other things and for various periods of time, directed individuals to shelter in place, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events, and ordered cessation of non-essential travel. Future remote work policies and similar government orders or other restrictions on the conduct of business operations related to the COVID-19 pandemic, including as a result of variants of COVID-19, may negatively impact productivity and may disrupt our ongoing research and development activities and our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Further, such orders also may impact the availability or cost of materials, which would disrupt our supply chain and manufacturing efforts and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

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

Known or unanticipated impacts of the COVID-19 pandemic, including as a result of variants of COVID-19, may have a material adverse effect on our business. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic are difficult to assess or predict, the pandemic has resulted, and could further result, in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the impact of emerging variants, the duration and effect of business disruptions and the short- and long-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, occupancy limits, vaccine mandates and business closures in the United States and other countries to contain and treat the disease, and the effectiveness and acceptance of vaccines. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

The demand for vaccines for COVID-19 and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, since the Office of Vaccines Research and Review at FDA, which is responsible for review and approval of microbiome product candidates, is responsible for the review of COVID-19 vaccines, responses from FDA may be delayed.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including CP101, FIN-211 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize CP101, FIN-211 and any other current or future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. For example, we plan to have further discussions with the FDA regarding the size and make-up of the safety database for CP101 which could result in the need for additional studies or delays in our development timelines.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do. More trials could be required before we submit our product candidates for approval, especially for indications such as ASD, for which clinical endpoints are not well-established, or chronic HBV, for which we may propose new biomarkers as evidence of efficacy. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of CP101, FIN-211 and any other current or future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Accordingly, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. Additionally, products used in small early-stage studies may be from a limited number of donors, and it is possible that efficacy might be linked to the microbial community found in a specific donor or a limited set of donors, such that the results might not apply for a broader group of donors with varying microbial compositions. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

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

The results of our planned clinical trials of CP101, FIN-211 and future clinical trials of our other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others or with commercial products offered by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or change the requirements for approval of any of our product candidates or otherwise adversely impact the clinical and commercial development of our product candidates. Such adverse developments may cause the FDA to perceive CP101 or other current or future product candidates as unsafe and bring increased regulatory scrutiny to our clinical operations more broadly, lead to decreased confidence by patients, physicians and contract research organizations, or CROs, in our product candidates, and result in reduced demand for any product that we may develop if approved. For example, in June 2019, the FDA issued a safety alert regarding the risk of serious adverse reactions due to the transmission of multi-drug resistant organisms in connection with FMT treatment provided by a local, hospital-based FMT program. Two immunocompromised adults, one of whom later died, received FMT treatment from this hospital-based FMT program and subsequently developed infections caused by extended-spectrum beta-lactamase-producing E. coli. In March 2020, the FDA issued another safety alert regarding the potential of serious or life-threatening infections with the use of FMT treatment after OpenBiome reported occurrences of enteropathogenic E. coli and shigatoxin-producing E. coli in FMT recipients. Also in March 2020, FDA issued a safety alert regarding the potential risks of transmission of COVID-19 by FMT.

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

Before we can commence clinical trials for any product candidate, we may be required to complete extensive preclinical studies that support any future Investigational New Drug, or IND, applications in the United States, or similar applications in other jurisdictions. Conducting preclinical testing is a lengthy, time-consuming and expensive process and delays associated with product candidates for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. We cannot be certain of the timely completion or outcome of our preclinical testing and studies for CP101, FIN-211 or our other current or future product candidates and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and foreign clinical trials will ultimately support the further development of our other product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or comparable foreign regulatory authorities allowing clinical trials to begin.

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

Our product candidates are biologics that consist of bacteria and may include other microorganisms. The process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including obtaining biological material (human stool) from qualified third-party donors for CP101 and FIN-211. As a result of these complexities, the cost to manufacture our product candidates in particular is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce.

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

We are still in the process of developing and scaling-up our manufacturing processes and quality systems for certain of our other product candidates. These products contain proprietary bacterial strains that have never been manufactured in a scale sufficient for use in a clinical trial or for commercialization. We can make no assurances that we will be able to manufacture these products, or components of these products, in a cost effective manner or at the level required for clinical trials or commercialization.

We rely on third-party donors of biological material to manufacture certain product candidates such as CP101 and FIN-211, and if we do not obtain an adequate supply of acceptable material from those qualified donors, the clinical and commercial supply of these product candidates may be adversely impacted.

We use human stool from extensively-screened third-party donors as starting material in the manufacture of several of our product candidates, including CP101 and FIN-211. The stool that is received from these third-party donors is tested for certain pathogens and processed without the use of replication or culturing to form an active ingredient in our products. Our ability to manufacture CP101, FIN-211 and other product candidates using donor-derived materials at clinical and commercial scale depends on obtaining a consistent and adequate supply of stool material. There are, in general, relatively few alternative sources of supply that would be sufficient to meet our clinical and commercial needs.

In the past, we have relied on stool donor programs operated by OpenBiome and the University of Minnesota for the supply of human stool material used in the manufacture of our product candidates, including CP101. In connection with the Asset Purchase Agreement with OpenBiome, we have licensed certain technology and have acquired assets that enable our stool donor program in support of the clinical development and commercialization of CP101 and our other product candidates.

The stool donor program on which we rely involves the screening of potential human stool donors using defined screening criteria. Only a small fraction of potential human donors that we will evaluate will be able to meet these criteria and enroll in our donor program. There can be no assurances that we will have enough qualified third-party donors within our donor program, or enough material derived from donors in our program, to meet clinical or commercial demand. We may also have difficulty enrolling and retaining enough qualified donors in our donor program. If we are unable to enroll a sufficient number of qualified donors in our stool donor program, or if we are unable to retain donors within our program or receive enough stool from donors within our program, our ability to manufacture CP101, FIN-211 and other product candidates may be delayed or adversely impacted.

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

We recently completed construction of our manufacturing facility to support the manufacture of our product candidates, including CP101 and FIN-211, for use in clinical development or for potential commercial sale. We may not be able to manufacture enough product at this facility to meet the clinical and commercial demand for our product candidates. We also cannot be sure that the manufacturing processes employed by us will result in products that will be safe and effective. Moreover, we may run into delays or cost overruns in connection with the commissioning and qualification of our manufacturing facility, including the transfer of technology into that recently completed facility, which would increase our net losses and have an adverse effect on our stockholders’ equity and working capital. For example, the FDA may find deficiencies in our technology transfer process or require one or more comparability studies of our drug product using test methods that we would need to develop. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates, if approved. There is a lack of third-party CMOs willing or able to manufacture whole community product candidates like CP101 and FIN-211. If we are unable to successfully manufacture and process our product candidates, we might not be able to produce some of our products at a level that would be sufficient to meet our clinical and commercial needs.

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

We have received Fast Track designation for CP101 for the prevention of recurrent CDI, and we may seek Fast Track designation for our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation for a particular indication. There is no assurance that the FDA will grant this status to any of our other proposed product candidates. If granted, Fast Track designation makes a product eligible for more frequent interactions with FDA to discuss the development plan and clinical trial design, as well as rolling review of the application, which means that the company can submit completed sections of its marketing application for review prior to completion of the entire submission. Marketing applications of product candidates with Fast Track designation may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide any assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.

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

Coverage and adequate reimbursement may not be available for CP101 or any other current or future product candidates, which could make it difficult for us to sell profitably or at all, if approved.

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

While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Obtaining positive Medicare coverage and reimbursement will be critical to the commercial success of CP101, if approved, as a large portion of the patient population with CDI are Medicare beneficiaries. Thus, if we are not able to secure coverage and Medicare reimbursement at sufficient levels, we may not be able to reach our intended target market for CP101, if approved, which would adversely affect our revenue and profits. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. We expect that the price of CP101, if approved, will be substantial, so the availability of coverage and reimbursement from third-party payors will be necessary to make CP101 assessable to patients. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize CP101 or any other current or future product candidates that we develop. Outside the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

Further, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform efforts of the Biden Administration will impact the ACA and our business.

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

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. As a result of litigation challenging the MFN Model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the MFN Model interim final rule. Additionally, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, FDA regulations and guidance may be revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. The Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these requirements will be interpreted and implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. Any new regulations or guidance, or revisions or reinterpretations of existing regulations or guidance, may impose additional costs or lengthen FDA review times for CP101, FIN-211 or any other current or future product candidates. We cannot determine how changes in regulations, statutes, policies, or interpretations when and if issued, enacted or adopted, may affect our business in the future. Such changes could, among other things, require:

•
additional clinical trials to be conducted prior to obtaining approval;
•
changes to manufacturing methods;
•
recalls, replacements, or discontinuance of one or more of our products; and

•
additional recordkeeping.

Such changes would likely require substantial time and impose significant costs, or could reduce the potential commercial value of CP101, FIN-211 or any other current or future product candidates, and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any other products would harm our business, financial condition, and results of operations.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practices, or GLPs, as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators and trial sites. If we, our investigators or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCPs, the clinical data generated in our clinical trials may be deemed unreliable, the statistical analysis and clinical meaning of our datasets could be compromised and the FDA or comparable foreign regulatory authorities may limit our ability to include impacted data or require us to perform additional preclinical studies or clinical trials before approving our marketing applications. For example, we identified GCP compliance issues at two clinical trial sites that participated in our PRISM3 study. In consultation with the FDA, we terminated those two sites and excluded data from the trial participants at those sites. While we monitor our clinical trial sites, we cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with all applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product, including biologic product, produced in compliance with applicable cGMP regulations. Our failure or the failure of any third parties with whom we may contract comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

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

For example, we are currently party to a collaboration agreement with Takeda, pursuant to which we have agreed to collaborate in the clinical development of our product candidates TAK-524 for the treatment of ulcerative colitis and FIN-525 for the treatment of Crohn’s disease. This and any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

We are highly dependent on our management team, including Mark Smith, Ph.D., our Chief Executive Officer. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

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

As of September 30, 2021, we had 191 full-time employees, including 157 employees engaged in research and development. As our clinical development and commercialization plans and strategies develop, and as we continue operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our stock price may be volatile and may fluctuate as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our IPO in March 2021 at $17.00 per share, our stock price has ranged from an intraday low of $11.56 to an intraday high of $22.50 through November 3, 2021. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•
the results of our clinical trials of CP101 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for CP101, FIN-211 or any other current or future product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
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

Sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

In addition, on March 26, 2021, we filed a registration statement on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of the shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2017 Equity Incentive Plan, as amended, or 2017 Plan, our 2021 Equity Incentive Plan, or 2021 Plan, and our 2021 Employee Stock Purchase Plan, or ESPP. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options or warrants and the restrictions of Rule 144 in the case of our affiliates.

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

As of September 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned a significant percentage of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

We believe progress was made through September 30, 2021, including the efforts outlined in Item 4 of this Quarterly Report on Form 10-Q to enhance and strengthen our internal control over financial reporting. However, our internal controls were not in all cases in place for a sufficient period of time to demonstrate operating effectiveness as of September 30, 2021. As a result, management has concluded that the material weakness was not fully remediated as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

None.

(b) Use of Proceeds

On March 23, 2021, we closed our IPO, in which we issued and sold an aggregate of 7,500,000 shares of common stock at a public offering price of $17.00 per share. On April 20, 2021, we issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-253622), which was declared effective by the SEC on March 18, 2021.

The aggregate net proceeds to us from the public offering, including proceeds from the sale of shares pursuant to the underwriters’ partial exercise of their overallotment option, were approximately $118.7 million, after deducting underwriting discounts and commissions and offering expenses payable by us of approximately $12.1 million.

There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated March 18, 2021 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on March 22, 2021.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2021, Zain Kassam, M.D., M.P.H. resigned as our Chief Medical Officer in order to attend to a family health matter. Dr. Kassam's resignation became effective on November 5, 2021.

In connection with his resignation, on November 4, 2021, we and Dr. Kassam entered into a Release Agreement, pursuant to which Dr. Kassam agreed to release us and certain related parties from any claims he may have against us and them and we agreed to pay Dr. Kassam $43,600 (less lawful deductions), which is equal to 30% of the pro-rated amount of his 2021 annual target bonus. Additionally, we have elected not to waive the non-competition provisions of Dr. Kassam’s employment agreement and, accordingly, pursuant to Section 7.4 of the employment agreement, we will pay Dr. Kassam a lump sum of $218,000 (less lawful deductions), which is equal to six times Dr. Kassam’s monthly salary. The Release Agreement also contains standard provisions related to confidentiality and non-disparagement.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Finch Therapeutics Group, Inc.	8-K	001-40227	3.1	March 23, 2021
3.2	Amended and Restated Bylaws of Finch Therapeutics Group, Inc.	8-K	001-40227	3.2	March 23, 2021
10.1*#	Amendment, dated August 9, 2021, to the Amended and Restated Agreement, by and between Finch Therapeutics, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 21, 2019
10.2++	Lease, dated August 3, 2021, by and between Hood Park LLC and Finch Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

# Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Finch Therapeutics Group, Inc. if publicly disclosed.

++ Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINCH THERAPEUTICS GROUP, INC.

Date: November 10, 2021	By:	/s/ Mark Smith
Mark Smith, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)