Form 10-K
period 2021-12-31
Finch Therapeutics Group, Inc.
filed 2022-03-31
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40227

FINCH THERAPEUTICS GROUP, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3433558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Inner Belt Road, Suite 400 Somerville, Massachusetts	02143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 229-6499

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FNCH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $354.9 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by its executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2022, there were 47,532,573 outstanding shares of the registrant's common stock, par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs, including our ability to resolve the clinical hold on our investigational new drug application for CP101;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to obtain regulatory approval of CP101, FIN-211 and any other current or future product candidates that we develop;
•
our ability to identify and develop additional product candidates;
•
our ability to advance product candidates into, and successfully complete, preclinical studies and clinical trials;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the ongoing COVID-19 pandemic and any variants;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;
•
the effects of competition with respect to CP101, FIN-211 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•
our ability to fund our working capital requirements;
•
our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;
•
our financial performance and our ability to effectively manage our anticipated growth;
•
our ability to obtain additional funding for our operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

SPECIAL NOTE REGARDING COMPANY REFERENCES

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “FTG,” the “Company,” “we,” “us” and “our” refer to Finch Therapeutics Group, Inc. and its subsidiaries.

SPECIAL NOTE REGARDING TRADEMARKS

All trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

RISK FACTORS SUMMARY

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

•
We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.
•
Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
•
We are currently subject to a clinical hold on our IND for CP101. We need to resolve the FDA clinical hold issues in order to proceed with enrollment in our PRISM4 clinical trial and initiate our Phase 1b clinical trial in Autism Spectrum Disorder (ASD). Our business may be adversely affected if the clinical hold is not resolved in a timely manner or if regulatory concerns lead to additional delays and/or FDA enforcement actions.
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

PART I

Item 1. Business.

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

Our lead product candidate, CP101, is an orally administered complete microbiome therapeutic in development for the prevention of recurrent Clostridioides difficile infection, or CDI. In June 2020, we reported positive topline data from our Phase 2 placebo-controlled clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM3 trial, and in November 2021, we reported positive topline data from our open-label, Phase 2 clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM-EXT trial. We have designed a Phase 3 clinical trial, which we refer to as the PRISM4 trial, to serve as our second pivotal trial of CP101 for the prevention of recurrent CDI. On March 1, 2022, we announced that enrollment in PRISM4 was paused following receipt of a clinical hold letter on February 24, 2022 from the U.S. Food and Drug Administration, or the FDA, in connection with our investigational new drug application, or IND, for CP101, requesting additional information regarding our SARS-CoV-2 donor screening protocols, including, among other things, that we address the risk of SARS-CoV-2 transmission in the informed consent process, additional detail on how samples are shipped to the vendor performing the SARS-CoV-2 testing of the donor material and how inconclusive test results will be handled. We are also preparing to initiate a Phase 1b clinical trial of FIN-211 in autism spectrum disorder, or ASD; however, because FIN-211 includes donor-derived components, the clinical hold related to our IND for CP101 will also delay initiation of our clinical trial in ASD. We plan to manufacture additional lots of CP101 and FIN-211 to satisfy the FDA's requests related to SARS-CoV-2 screening and testing. We are currently evaluating the extent of the delay the clinical hold and related manufacturing activities will have on the timing for our clinical trials in CDI and ASD, which we expect to be at least one quarter based on manufacturing timelines; we describe the clinical hold and related matters further in the section entitled “Our Clinical Programs”.

CP101: Our Lead Product Candidate for the Prevention of Recurrent CDI

Our lead candidate, CP101, consists of a microbial community harvested from rigorously screened healthy donors that is lyophilized and formulated in orally administered capsules designed to release at the appropriate location in the gastrointestinal tract. CP101 is designed to deliver a complete microbiome, addressing the community-level dysbiosis that characterizes CDI. Patients with CDI suffer from severe diarrhea, which can progress to toxic megacolon and death, with more than 44,000 CDI-attributable deaths annually in the United States. In addition to the human cost, the economic impact of CDI is significant, with 2.4 million in-patient days and more than $5 billion in direct treatment costs each year in the United States alone. CDI often returns after cessation of antibiotic treatment because antibiotics do not address the dysbiosis that underlies this disease. We estimate there are approximately 200,000 cases of recurrent CDI annually in the United States.

In June 2020, we announced that PRISM3, the first pivotal trial of CP101, which was a randomized, blinded, placebo-controlled multi-center Phase 2 clinical trial, met its primary efficacy endpoint. Overall, 74.5% of participants who received a single administration of CP101 achieved a sustained clinical cure, defined as the absence of CDI through week 8, achieving statistical significance for the primary efficacy endpoint, with a clinically meaningful 33.8% relative risk reduction for CDI recurrence compared to placebo. In October 2021, we shared additional data from PRISM3 showing that the proportion of participants with sustained clinical cure (defined as absence of CDI recurrence) through week 24 remained significantly higher in the CP101 arm compared to the placebo arm. In PRISM3, the prevalence of adverse events was similar across CP101 and placebo arms, with no treatment-related serious adverse events in the CP101 arm.

In November 2021, we announced positive topline results from the 132-participant PRISM-EXT trial. The primary efficacy endpoint of the PRISM-EXT trial was sustained clinical cure (defined as absence of CDI recurrence) through 8 weeks post-treatment. Overall, 80.3% of participants who received a single oral administration of CP101 following standard-of-care, or SOC, antibiotics in PRISM-EXT achieved sustained clinical cure through week 8. At week 24, 78.8% of participants had sustained clinical cure. In the PRISM-EXT trial, there were no treatment-related serious adverse events reported and CP101 exhibited an overall safety profile consistent with the profile observed in PRISM3. The PRISM-EXT results are consistent with and build on our previously reported PRISM3 results.

CP101 Program for the Treatment of Chronic HBV

Following a strategic review of our pipeline and business, we announced in March 2022 the decision to pause the development of CP101 for the treatment of chronic hepatitis B virus, or HBV. We believe this decision will allow us to maximize our working capital available for investment in our wholly-owned recurrent CDI and ASD programs. We may continue our research efforts in HBV in the future as our portfolio continues to mature.

Developing Capabilities for Targeted and Enriched Consortia Product Candidates

In addition to developing CP101, a Complete Consortia product candidate designed to address community-level dysbiosis, or disruption across many functional pathways and species, we are also developing Targeted Consortia product candidates that consist of individual bacteria grown from master cell banks to engage narrower pathway-level dysbiosis. The ability to pursue both of these product strategies enables us to tailor our product candidates to the pathophysiology of each indication. This combination of capabilities also enables us to pursue a third product strategy, Enriched Consortia, which addresses dysbiosis at both the community and pathway level. These product strategies are summarized in the schema below:

Complete Consortia
Delivers complete microbial community to restore broad community function
Enriched Consortia
Hybrid approach to restore broad community function *and* target specific pathways
Targeted Consortia
Delivers selected microbes to target specific biological pathways
Donor-Derived
Donor-Independent

Our Human-First Discovery platform informs each of these product strategies using clinical interventional data, through a process of reverse translation. Core to this strategy is our ability to deploy our proprietary machine learning algorithms to mine clinical data generated internally and by third parties, including experience with fecal microbiota transplantation, or FMT, a procedure that has been used to restore the gut microbiome and address community-level dysbiosis. FMT is a procedure, not a product. It is not approved by the FDA, and there are no standards for testing, processing and delivery of FMT, though it typically requires a colonoscopy. Despite these limitations, FMT has been used to treat more than 60,000 patients, with hundreds of clinical studies ongoing across a range of disease areas. We believe that this data can be used to (1) identify diseases where addressing dysbiosis provides therapeutic benefit, (2) reveal the mechanisms that underlie these results and (3) uncover key microbes and functional pathways that drive these clinical outcomes. We believe this reverse translation strategy is the optimal approach to developing microbiome therapeutics, providing causal insights that cannot be gleaned from preclinical in vitro or in vivo experiments alone. We further believe that we are uniquely positioned to execute on this strategy because of our proprietary FMT database and biorepository, our broad network of collaborators that supports the rapid growth of our data assets and our proprietary machine learning algorithms that enable the efficient translation of clinical data into therapeutic insights.

FIN-211: Our Product Candidate to Address Gastrointestinal and Behavioral Symptoms of ASD

We have used our Human-First Discovery platform to develop FIN-211, an Enriched Consortia product candidate that we are advancing to address the gastrointestinal and behavioral symptoms of ASD. Scientific research in human and animal models have highlighted the “gut-brain axis” linking dysbiosis to neurological and neurobehavioral conditions, as the microbiome impacts the enteric nervous system and the production of neurotransmitters. This basic research is supported by a growing body of third-party clinical research. An open-label, proof-of-concept FMT trial observed that, two years after treatment, 33% of the study participants who had previously been diagnosed with ASD were below the ASD diagnostic cutoff score for the Childhood Autism Rating Scale (CARS), a commonly used ASD diagnostic tool. In another open-label randomized, controlled trial, children with ASD receiving FMT and behavioral therapy showed a statistically significant improvement in their behavioral symptoms compared to those receiving behavioral therapy alone. Both studies also observed marked improvements in the gastrointestinal symptoms that many autistic children suffer from. There are no FDA-approved therapies for the core symptoms of ASD and the total financial burden of care for this condition is estimated to exceed $100 billion in the United States annually. We have received feedback from the FDA that demonstrating a benefit for either gastrointestinal or behavioral symptoms of ASD could support a biologics license application. Building on our discussions with the FDA, we aim to continue to validate behavioral instruments as part of our clinical development plans. We have designed FIN-211 to address both behavioral and gastrointestinal aspects of ASD, which we plan to assess, along with safety and tolerability, in a Phase 1b clinical trial of FIN-211 in ASD. We believe FIN-211 has the potential to transform care for patients with ASD.

TAK-524 (formerly FIN-524) Ulcerative Colitis Development Program in Collaboration with Takeda

In collaboration with Takeda Pharmaceutical Company Limited, or Takeda, we are also developing Targeted Consortia product candidates for inflammatory bowel disease. In August 2021, we announced that Takeda elected to accelerate its leadership role in the FIN-524 ulcerative colitis development program, now known as TAK-524. Accordingly, we transferred the program to Takeda for further development. The design of product candidate TAK-524 leverages computational and molecular analysis of data from 146 patients treated with FMT and 19 observational studies of an additional 2,210 patients. We believe that the development program for TAK-524, which is a Targeted Consortia product candidate composed of strains grown from master cell banks, is not affected by the clinical hold related to our IND for CP101.

FIN-525 for the Treatment of Crohn's Disease in Collaboration with Takeda

We continue to partner with Takeda on discovery efforts targeting the development of FIN-525 for the treatment of Crohn’s disease. We believe that the development program for FIN-525, which is a Targeted Consortia product candidate composed of strains grown from master cell banks, is not affected by the clinical hold related to our IND for CP101.

Our Pipeline

The Human Microbiome and its Impact on Disease

The human microbiome describes the community of more than 30 trillion microbes that reside on and inside the human body. By evolving together over millions of years, microbes and humans have developed an intricate and mutually beneficial relationship that has only recently been uncovered. Enabled by the genomic revolution, researchers have discovered that humans carry over 1,000-fold more microbial genes than host genes and that microbiome signaling is fundamentally intertwined with many aspects of human physiology ranging from immune and metabolic functions to neurological function and reproductive health. The deep inter-relationship between microbes and their human hosts is a co-evolution that has resulted in a learned dependency, leaving humans now reliant on inputs from this previously unrecognized organ system.

Disruption of the gut microbiome is associated with a large number of diseases that have dramatically increased in prevalence among populations in developed countries over the past century. We believe these epidemiological trends are linked to changes in the microbiome, which if reversed could potentially address an underlying cause of these diseases and change the epidemiology as a result. The rise of these chronic illnesses coincides with our adoption of a number of practices that disrupt the microbiome: more than 42 billion doses of antibiotics are administered annually, many killing 40-60% of microbial species in the gut; a third of babies in the United States today are born by caesarean sections, and are consequently unable to inherit this organ from their mother; and a highly sanitized and artificial environment, absent the environmental inputs expected by our microbiome, applies further pressure on this ecosystem within us. The effects of these environmental inputs coalesce around the gut microbiome resulting in dysbiosis and these changes are linked to a wide variety of chronic diseases. For example, antibiotic exposure doubles the risk of developing IBD, as well as significantly increases the risk of developing over 10 types of cancer. Early microbiome disruption is also associated with ASD, autoimmune indications such as celiac diseases, and allergies and asthma, and microbiome disruption later in life has been linked to neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. Importantly, in multiple animal models, these diseases can be induced by microbiome disruption and corrected by restoration, providing evidence of causality. For several of these therapeutic areas, this has been further bolstered by clinical data with FMT.

The effects of gut microbiome dysbiosis reverberates throughout the body, both because immune cells are heavily concentrated in the gut, where more than 70% of the body’s immune cells are located, and because microbial metabolites enter systemic circulation, acting on organs throughout the body. For example, researchers at the California Institute of Technology showed that the transfer of the microbiome from human donors with ASD into microbiome-free mice promoted hallmark autistic behaviors. In addition, a large body of research has documented the connection between over a dozen different microbiome species and molecular pathways connecting the gut’s enteric nervous system to the brain. We believe the gut-brain axis is but one example of how the microbiome can provide therapeutic benefits to diseases beyond the gut.

Restoring the microbiome, or its inputs, is an opportunity to directly address the underlying causes of many diseases driven by dysbiosis. Many existing drugs target only the downstream symptoms of disease, for example, anti-tumor necrosis factor, or anti-TNF, biologics are prescribed to IBD patients to suppress systemic immunity, without addressing the underlying drivers of gut inflammation and immune dysregulation. This can lead to unintended side effects as well as an incomplete resolution of disease. Treating the root cause of disease is more likely to deliver a therapeutic breakthrough and for many diseases of dysbiosis, we believe that only through the restoration of the critical physiological role of the microbiome organ can this be achieved. Currently there are no microbiome therapeutics approved by the FDA. We believe that our ability to target both community- and pathway-level dysbiosis through our Human-First Discovery platform uniquely positions us to deliver on this transformational opportunity to improve human health through microbiome therapeutics.

Our Approach

We develop microbiome therapeutics following a three-stage process that combines aspects of traditional drug development with the unique opportunities enabled by our platform. In the first stage, Human-First Discovery, we use human data to identify promising clinical indications, microbial mechanisms and a consortia that engages these mechanisms. The second stage consists of IND-enabling activities, including bioprocess and formulation development, quality control and current Good Manufacturing Practices, or cGMP, production. The third stage is clinical development, in which we leverage customized pharmacokinetic and pharmacodynamic assays to understand optimal dosing and delivery. Importantly, data from clinical development can feed directly back into Human-First Discovery, enabling iterative development of differentiated follow-on product candidates.

1.
Our Human-First Discovery platform is designed to significantly reduce drug development time and translational risk. We have developed our Human-First Discovery platform to choose clinical indications, reveal mechanisms and create microbial compositions that engage our target mechanisms.
•
Clinical Indication Selection: We aim to de-risk development by targeting indications with known underlying dysbiosis, an understanding of relevant mechanistic pathways and, critically, data from FMT that provide proof-of-concept that a microbial intervention has the potential to positively impact clinically meaningful outcomes. We have exclusive access to certain data and samples from groups that we believe are the largest providers of FMT in the world, including OpenBiome, which has delivered more than 60,000 FMTs to over 1,000 clinical sites. With more than 300 third-party clinical studies evaluating FMT around the world, we are uniquely well positioned to leverage this trove of clinical data to identify promising new drug development opportunities. We believe that by requiring a foundation of clinical data prior to indication selection and program initiation, our programs are already significantly de-risked before we begin development.
•
Target Identification and Validation: We use translational assays and high-throughput sequencing to generate curated datasets from FMT studies, observational clinical studies, and sometimes preclinical models, for each target indication. We then use our expertise in microbial ecology enhanced by our proprietary machine learning tools to identify microbiome compositions and functions that are deficient in our target population and whose restoration is causally linked to improved outcomes. We believe that observational clinical studies and preclinical models are valuable for generating mechanistic hypotheses which can then be validated using interventional data from FMT. Taken together, these efforts provide molecular and microbial targets, specific metabolites or bacteria, that are linked to clinical outcomes.
•
Candidate Selection and Consortia Design: To engage these targets, we deliver designed microbial consortia. The capability to deliver both a complete microbiome and targeted microbes gives us the flexibility to engage a diversity of mechanisms and therefore develop treatments for a wide range of indications. In diseases characterized by community-level dysbiosis like CDI, we are able to deploy Complete Consortia product candidates like CP101. In diseases where we are able to target pathway-level dysbiosis like IBD, we are able to deploy Targeted Consortia product candidates like TAK-524. Importantly, we have obtained exclusive access to a library of more than 10,000 samples from certain donors that have each been administered to patients through FMT. We are able to cryo-revive and manufacture strains from these samples, enabling precise matching of the exact strain that was associated with clinical outcomes with FMT. We believe that this direct chain of custody from a clinical sample into a Targeted Consortia significantly reduces translational risk and is uniquely enabled by our proprietary partnerships. We are also able to engage both the Targeted and Complete Consortia product strategies in a single Enriched Consortia product candidate like FIN-211 for conditions like ASD that have both community- and pathway-level dysbiosis. We believe we are uniquely positioned to align product strategy with mechanism because of our capabilities to address community- or pathway-level dysbiosis.
2.
Our IND-enabling workflow drives accelerated advancement into the clinic. We have developed a standardized workflow of key IND-enabling activities, transforming consortia designed to engage key microbial mechanisms into IND-ready product candidates.
•
Bioprocess and Formulation Development: We have developed proprietary methods for growing, harvesting, purifying, preserving and delivering microbiome consortia. Of particular note, our advanced lyophilization technology enables the preservation of a complete microbiome in a stable formulation with at least two years of stability at 2°–8°C and up to six months of stability at room temperature to accommodate excursions during delivery and administration. Furthermore, we have developed orally administered, targeted release technologies, enabling intestinal release that facilitates robust pharmacokinetics. We believe that our deep expertise in bioprocess and formulation development have, and will continue to, enable rapid development of differentiated products.
•
Quality Control and Product Safety: Unlike other product candidates in development, we have developed manufacturing processes that do not rely on non-specific biocides like ethanol to exclude potential pathogens. Instead, each of our product candidates leverages molecular screening technology to exclude potential pathogens and harmful antibiotic resistance or virulence elements. This technology enables us to exclude unwanted agents without compromising potentially beneficial microbes. In addition to these purity assays, we have also developed both culture-based and culture-independent measures of viability to provide consistent potency across lots.
•
cGMP Production: We have developed cGMP production capabilities as a strategic asset, internalizing key activities that we believe we are uniquely positioned to execute, while externalizing activities that can be completed by third parties, in order to maximize our capital efficiency. As an example of this strategy in action, we are developing cGMP production capabilities for CP101, an orally administered Complete Consortia product candidate. With nearly a decade of operational experience and know-how enabling our Complete Consortia manufacturing platform, we believe we are uniquely positioned to enable this manufacturing process. By contrast, we have worked closely with third parties for the production of certain Enriched Consortia and Targeted Consortia product candidates. For these product candidates, there are rapidly maturing providers able to leverage analogous experience with large scale fermentation, including the required capital equipment and infrastructure to enable cGMP manufacture of these product candidates.
3.
Our clinical development strategy is designed to enable rapid progression, expansion and iteration.
•
Progression: We have developed a suite of customized pharmacokinetic and pharmacodynamic assays to maximize learning from our clinical programs to guide progression through clinical development. Our pharmacokinetic assays quantitatively assess the engraftment, or colonization in the intestine, of our consortia. Our pharmacodynamic assays measure the production of microbial metabolites and their downstream effects on the host.
•
Expansion: When we initiate clinical development of a new program, we aim not only to inform the progression of the specific program under evaluation, but also to inform expansion into other indications. As an example, having determined that we are able to engraft a diverse microbial community and effectively restore missing metabolic pathways with CP101 for recurrent CDI, we are now able to use similar compositions in other indications that are tied to community-level dysbiosis. Because this community-level dysbiosis is common to many microbiome-associated diseases, we believe this particular product strategy may have broad applications, such that clinical validation in one indication de-risks the development of other indications with similar characteristics.
•
Iteration: In addition to positioning our clinical development and translational medicine strategy to generate data that may inform expansion opportunities into new indications, we also believe that clinical data generated from the development of product candidates like FIN-211 will provide a rich pool of data that we can mine with our Human-First Discovery platform to inform follow-on product candidates in the same indication with even more favorable product attributes. In this way, our clinical development is designed to feed back into discovery, enabling iterative improvement and life cycle management as we establish franchises in new indications.

Our Clinical Programs

CP101 for the Treatment of Recurrent CDI

Overview

Our lead product candidate, CP101, is an orally administered, complete microbiome therapeutic capsule designed to deliver an intact, functional microbiome to durably repair community-level dysbiosis. CP101 contains microbial communities harvested from rigorously screened, healthy human stool samples that have been purified, tested, stabilized, characterized and formulated in acid-resistant capsules to facilitate intestinal release after passage through the stomach.

Pathogen exclusion in CP101 is based on proprietary testing and characterization technology developed through discussions with the FDA; unlike other orally administered microbiome therapeutic candidates in development, it does not rely on non-specific biocides such as ethanol, which inactivate both beneficial and potentially pathogenic bacteria. Instead, our technology enables us to identify suitable microbial communities prior to manufacture, without requiring destructive interference in the healthy community needed to repair community-level dysbiosis. This enables CP101 to deliver a complete consortium of microbial communities rather than narrow and variable subsets of the microbiome. Our product qualification strategy is supported by the proprietary chemistry and processing techniques that optimize community viability during lyophilization, processing and administration. This fully integrated manufacturing process is designed to consistently deliver a complete microbiome.

Our production process for CP101 is designed to be scalable. We typically collect many samples from each donor and we are able to produce many treatments from each sample collected. As a result, a small pool of donors can support a large production base. For example, we believe a pool of 200 active donors could support production of approximately 100,000 treatments of CP101 annually. Furthermore, our process is designed to yield a favorable stability profile, with at least 24 months of stability at 2°–8°C and up to six months of stability at 25°C to allow for temperature excursions during delivery and administration. We believe this favorable stability profile will simplify supply chain logistics and enable more convenient care. CP101 has received Fast Track designation and Breakthrough Therapy designation from the FDA for the prevention of recurrent Clostridioides difficile infection, or recurrent CDI. Breakthrough Therapy designation provides expedited review and access to collaborate with the FDA on rapid development of CP101.

Clinical Hold

Following receipt of a clinical hold letter from the FDA related to our IND for CP101 on February 24, 2022, or the February 2022 Clinical Hold Letter, we paused enrollment in PRISM4, our Phase 3 clinical trial of CP101 in recurrent CDI. In the February 2022 Clinical Hold Letter, the FDA requested additional information about our SARS-CoV-2 donor screening protocols, including, for example, additional detail on how samples are shipped to the vendor performing the SARS-CoV-2 testing of the donor material and how inconclusive test results will be handled, as well as updating the informed consent process to address the risk of SARS-CoV-2 transmission, including, for example, the limitations of laboratory screening.

In March 2020, at the outset of the COVID-19 pandemic, the FDA issued a public safety alert regarding the potential risk of transmission of SARS-CoV-2 virus through the use of donor-derived investigational microbiome therapies and the need for additional safety precautions. At that time, the FDA placed our IND for CP101 on partial clinical hold, requiring us to implement new SARS-CoV-2 screening measures for any microbiota material donated on or after December 1, 2019 and to address the risk of SARS-CoV-2 transmission in the informed consent process. At that time, the FDA also placed the IND of OpenBiome, a manufacturer that we had contracted with to produce clinical raw material, on a partial clinical hold for the same reasons. Notwithstanding the partial clinical hold notices, we were able to continue dosing patients in our then-ongoing PRISM-EXT trial of CP101 in recurrent CDI as all of the CP101 lots used for PRISM-EXT were manufactured from material donated prior to December 1, 2019.

In January 2021, OpenBiome was released from partial clinical hold after implementing, among other things, a direct testing method for SARS-CoV-2. In March 2021, we acquired certain manufacturing assets from OpenBiome, and in November

2021, we began dosing participants in PRISM4 with CP101 lots that had been screened for SARS-CoV-2 using the same testing method and vendor used by OpenBiome.

Following communications with the FDA in January 2022, on February 24, 2022, the FDA sent the February 2022 Clinical Hold Letter to us stating that the FDA required additional information about our SARS-CoV-2 screening protocols and related informed consent language, and that a clinical hold remains in effect until the FDA's requests have been satisfactorily addressed. The February 2022 Clinical Hold Letter did not reference any adverse clinical outcome experienced in any of our clinical trials. We have informed the FDA that participants were dosed in PRISM4 while the clinical hold was in effect and we are conducting a quality investigation of the matter. We are communicating with the FDA regarding the quality investigation, and we have committed to addressing any relevant findings prior to proceeding with enrollment in PRISM4. We have submitted a Complete Response to the February 2022 Clinical Hold Letter and we are communicating with the FDA to resolve the clinical hold as soon as possible.

On March 17, 2022, we received an additional letter from the FDA, or the March 2022 Letter, requesting changes to the testing algorithm used to diagnose suspected CDI recurrences in PRISM4, as well as additional information about the proposed statistical analysis plan for PRISM4 and the validation package for one of our release tests. We are unable to proceed with enrollment in PRISM4 until the FDA removes the clinical hold, we address findings from our related quality investigation, we complete related manufacturing activities to satisfy the FDA's requests related to SARS-CoV-2 screening and testing (which includes manufacturing additional lots of CP101), and we satisfactorily address the matters raised in the March 2022 Letter. We are currently evaluating the extent of the delay these activities will have on the anticipated timing for resuming enrollment in PRISM4 and, based on manufacturing timelines, we expect at least a one-quarter delay.

Indication Overview

Clostridioides difficile, or C. difficile, is a toxin-producing, spore-forming bacterium that causes severe and persistent diarrhea in infected individuals. C. difficile expresses toxins that lead to inflammation of the colon, severe diarrhea and abdominal pain, as well as potentially more serious clinical outcomes including toxic megacolon, perforation of the colon, and death. The Centers for Disease Control and Prevention considers CDI to be one of the top five most urgent antibiotic resistant threats and the most common healthcare-associated infection in the United States. We estimate that there are over 450,000 cases of primary CDI and approximately 200,000 cases of recurrent CDI annually in the United States, collectively resulting in more than 44,000 CDI-attributable death per year. In addition to this human toll, the economic impact is substantial, with 2.4 million inpatient days and greater than $5 billion in direct treatment costs each year in the United States. Between 2001 and 2012, there was an increase in the annual CDI incidence of 43%; however, cases of multiply recurrent CDI increased 188% over that same period.

Rationale for Microbiome Therapeutics in Recurrent CDI

Dysbiosis: Observational clinical data suggests that patients with recurrent CDI have significant community-level dysbiosis compared to healthy controls, with reduced microbiome diversity, in part, due to the many courses of antibiotics that are typically used to treat these patients. Initial episodes of CDI are predominantly linked to treatment with antibiotics, creating a direct link between dysbiosis and disease onset.

Mechanism of Action: The microbiome plays an important role in the pathophysiology of recurrent CDI, and third-party preclinical models and human studies support our understanding of this mechanism. Among healthy individuals, an intact microbiome outcompetes C. difficile for its main energy source, primary bile acids produced by the host. This competitive exclusion enabled by an intact microbiome is described as colonization resistance. However, when there is community-level dysbiosis and competitors are eliminated, C. difficile, typically a poor competitor for bile acid metabolism, is able to overcome colonization resistance, resulting in infection. In addition to competing for resources, a healthy microbiome generates microbiome-derived secondary bile acids that inhibit residual C. difficile spores from germinating into their vegetative, toxin-producing form. Organisms that are able to convert primary bile acids into C. difficile-inhibiting secondary bile acids remove a food resource (primary bile acids) and create a potent inhibitor of toxin production (secondary bile acids). Antibiotics are able to suppress vegetative, toxin-producing C. difficile, but residual C. difficile spores are not susceptible to antibiotics and are able to persist. Accordingly, when an antibiotic course is complete, the residual C. difficile spores can germinate into vegetative, toxin-producing C. difficile, driving CDI recurrence, a key element of morbidity, mortality and cost in CDI care. Until the underlying microbiome dysbiosis is addressed, patients remain susceptible to CDI recurrence.

Third-Party Clinical Data: Numerous cohort studies, observations from clinical practice and small randomized clinical trials have demonstrated that FMT is able to prevent recurrent CDI. CP101 builds on these human data that suggest repairing community-level dysbiosis may restore colonization resistance and break the cycle of CDI recurrence.

Existing Therapeutics and Their Limitations

Antibiotics

Although antibiotics are considered standard of care to treat CDI, they also impair the diversity of the resident microbiome, affording a potential microbial niche for resident C. difficile spores to germinate into toxin-producing cells. Recurrence rates following antibiotic therapy are high as these agents exacerbate community-level dysbiosis. A commonly used CDI antibiotic, vancomycin, is non-specific and causes significant disruption to the microbiome. New generation medications, such as fidaxomicin, were designed as an alternative, narrow-spectrum antibiotic, with reduced activity against other microbes compared to vancomycin. Increasingly sophisticated and precision-targeted antibiotics can mitigate further harm to the microbiome but they do not address what we believe to be the root cause of recurrent CDI—the dysbiosis caused by antimicrobials.

Antibodies

Bezlotoxumab is an approved intravenous monoclonal antibody product that targets the toxins produced by C. difficile. However, like antibiotic therapy, it fails to repair dysbiosis, the underlying cause of recurrent CDI.

Probiotics

Probiotics are dietary supplements or foods that contain microbes and are typically derived from fermented foods such as yogurt. However, probiotics are not designed to durably colonize the human intestine and no clinical trials have demonstrated durable repair of dysbiosis with probiotics to date. Recent ACG guidelines have recommended against the use of probiotics for the prevention of CDI.

Fecal Microbiota Transplantation

FMT is the process of transplanting stool and accompanying microbes from healthy donors into patients suffering from diseases of dysbiosis. FMT has generated remarkable outcomes in CDI, supporting the rationale for targeting dysbiosis. However, FMT is a procedure, not a product, and often requires a colonoscopy for administration. There are no defined regulatory standards for screening, processing and delivery of FMT, and this treatment has not been approved by the FDA. There is no FDA-approved agent that addresses the community-level dysbiosis that underlies recurrent CDI.

Our Product Candidate: CP101

We have designed CP101 to break the cycle of CDI recurrence by restoring a complete microbiome. We believe that CP101 has the following advantages when compared to existing therapeutic approaches and other microbiome therapeutic candidates in development for the treatment of recurrent CDI:

•
Differentiated manufacturing enables the delivery of a complete microbiome. Our manufacturing technology enables us to exclude pathogens through donor and stool screening, without destruction of the majority of the microbiome through non-specific biocides like ethanol. Besides enabling CP101 to address community-level dysbiosis, rather than a limited subset of the microbiome, we believe that creating a manufacturing process that moves beyond reliance on biocides enables higher yields and more efficient, less costly manufacturing. We believe these advantages will be particularly important as we evaluate CP101 in new indications where ethanol-sensitive organisms, which comprise the majority of the microbiome, are likely to play a critical role and scalable manufacturing will enable us to serve large markets.
•
Novel class of therapy that addresses the underlying cause of disease by restoring the microbiome. While antibiotics are the current standard of care for the treatment of recurrent CDI, they fail to address the underlying community-level dysbiosis that causes recurrence of the disease. CP101 is designed to durably repair community-level dysbiosis, restoring colonization resistance and production of protective microbiome-derived secondary bile acids. Through its novel mechanism, CP101 also avoids contributing to antibiotic resistance.
•
Achieved primary endpoint in a broad patient population. CP101 is the only orally administered, microbiome therapeutic candidate drug in development that achieved its primary endpoint in a pivotal trial that included patients across all stages of recurrent CDI, including first recurrence, which represents more than half of all recurrent CDI episodes. PRISM3 included participants 65 years of age or older who were experiencing their first recurrence of CDI and PRISM-EXT included adults of all ages who were experiencing their first recurrence of CDI. Other drugs in development have focused on patients with multiple recurrences, rather than the more challenging hurdle of delivering meaningful clinical outcomes in front-line care for recurrent CDI. CP101 achieved its primary endpoint in a population that included patients diagnosed by either polymerase chain reaction, or PCR, testing or toxin enzyme immunoassay, or EIA, testing. Other drugs in development failed to demonstrate efficacy among patients diagnosed by PCR and have subsequently focused development exclusively on those diagnosed by toxin EIA. This is commercially important because PCR is the method used to diagnose more than 80% of all CDI cases each year in the United States. By incorporating patients with first recurrence and diagnosed by PCR testing into our study design, we expanded the addressable patient population more than 10-fold relative to products in development that were evaluated only in patients with multiple recurrences and diagnosed by toxin EIA testing. We believe based on the results of our PRISM3 trial, CP101 will have broad applicability across all stages of recurrent CDI and all methods of CDI diagnosis. Data from our PRISM-EXT trial also supports the use of CP101 as rescue therapy for patients who do not respond to a first dose of treatment.
•
Favorable tolerability profile with no treatment-related SAEs observed. In our PRISM3 trial, CP101 was observed to be well-tolerated, with a similar prevalence of adverse events across the CP101 and placebo arms and no treatment-related SAEs within the CP101 group. We believe this promising tolerability profile is enabled by our robust product and process design.

Market Opportunity

Recurrent CDI represents a robust market opportunity and we estimate there are approximately 200,000 cases each year in the United States. As shown in the figure below, the first recurrence of CDI represents more than half of these cases. Unlike pivotal trials for other microbiome programs, the PRISM3 trial design included first recurrence CDI for patients 65 years of age or older, demonstrating benefit in a broad patient population.

We expect that prescriptions of CP101 will be predominantly fulfilled in the outpatient setting, through the specialty pharmacy channel. While initial presentation of recurrent CDI may occur either in the hospital setting or in the outpatient setting, the majority of hospitalized patients are discharged while being treated with standard-of-care antibiotics, prior to when CP101 would be administered. We believe that this outpatient setting, which provides favorable pricing and reimbursement dynamics relative to the hospital setting, will allow us to better realize value in the recurrent CDI market opportunity.

Clinical Trials of CP101 for the Treatment of Recurrent CDI

Overview

The development of CP101 for the prevention of recurrent CDI is supported by positive topline results from a Phase 1 open-label clinical trial (n=49), a Phase 2 placebo-controlled clinical trial referred to as the PRISM3 trial (n=198), and a Phase 2 open-label clinical trial referred to as the PRISM-EXT trial (n=132), as further summarized elsewhere in this Annual Report. CP101 is currently in late-stage clinical development and being evaluated in a Phase 3 clinical trial, referred to as the

PRISM4 trial, anticipated to enroll approximately 300 participants. We plan to have further discussions with the FDA regarding the size and make-up of the safety database for CP101, which could result in the need for additional studies. PRISM4 is currently on clinical hold, pending product availability and resolution of matters related to the February 2022 Clinical Hold Letter and the March 2022 Letter.

PRISM4 Trial

We have designed a Phase 3 clinical trial, which we refer to as the PRISM4 trial, to serve as our second pivotal trial of CP101 for the prevention of recurrent CDI. The PRISM4 trial is a multi-center trial expected to enroll approximately 300 adult participants with recurrent CDI. PRISM4 has two parts: a randomized, double-blind, placebo-controlled part (Part A) and an optional, open-label treatment part (Part B). In Part A, eligible participants will be randomized in a 2:1 ratio to receive either a one-time oral administration of CP101 or placebo after completing standard-of-care, or SOC, CDI antibiotics for their most recent CDI recurrence. The primary efficacy endpoint of the trial will be CDI recurrence through 8 weeks post-treatment. The primary safety endpoint is the incidence of treatment emergent adverse events through week 8. Secondary endpoints include safety and CDI recurrence through 24 weeks post-treatment. The design of Part A is shown below.

PRISM4 Part A Trial Design

Like our previously completed PRISM3 Phase 2 clinical trial, the PRISM4 trial will enroll participants with recurrent CDI, including participants experiencing their first CDI recurrence that are 65 years of age or older. At study entry, all guideline recommended test methods for C. difficile, including PCR- or toxin EIA-based test methods, will be accepted for the diagnosis of the qualifying episode of CDI.

Participants in Part A of the PRISM4 trial that experience a CDI recurrence within 8 weeks of randomization will have the option to enroll in the open-label, Part B component of the trial, in which they will receive CP101 following completion of SOC antibiotics.

On March 1, 2022, we announced that enrollment in PRISM4 was paused following receipt of the February 2022 Clinical Hold Letter. We have submitted a Complete Response to the February 2022 Clinical Hold Letter and we are communicating with the FDA to resolve the clinical hold and related matters, as described above in the section entitled "Clinical Hold".

PRISM3 Trial

We evaluated CP101 for the treatment of recurrent CDI in our pivotal PRISM3 trial, which represents the first positive pivotal trial with an orally administered complete microbiome product candidate. PRISM3 was a Phase 2, 1:1 randomized, placebo-controlled, multi-national trial designed to demonstrate the superiority of CP101 following standard-of-care CDI antibiotics compared to antibiotics alone in preventing recurrence among patients with recurrent CDI. A total of 206 participants were enrolled across 51 sites, of which 198 were evaluable. Patients were recruited from across all stages of recurrent CDI, including patients experiencing their first recurrence that were 65 years of age or older. Qualifying episodes of recurrent CDI were diagnosed using all standard-of-care laboratory tests, including PCR- or toxin EIA-based test methods. All participants were treated with standard-of-care CDI antibiotic therapy prior to randomization. Following antibiotic treatment, participants were randomized to receive either a one-time oral administration of CP101 or a placebo, without the need for bowel preparation. The trial design is shown below.

PRISM3 Trial Design

Baseline characteristics were balanced between the two study arms, with no meaningful clinical differences. Participants with a first CDI recurrence at study entry represented approximately 30% of the study population.

Treatment Groups Had No Meaningful Clinical Differences at Baseline

PRISM3 achieved its primary efficacy endpoint, which was sustained clinical cure defined as the absence of CDI recurrence through eight weeks following administration of study drug. Sustained clinical cure was determined by a blinded adjudication board of independent experts evaluating the totality of clinical and laboratory data including central laboratory data with PCR, toxin EIA and toxigenic culture testing. Following standard-of-care CDI antibiotics, 74.5% of participants treated with CP101 achieved sustained clinical cure, a statistically significant improvement over those receiving placebo (61.5%; p=0.0488), meeting the primary efficacy endpoint and representing a clinically meaningful 33.8% relative risk reduction for CDI recurrence, as shown below on the left. On long-term assessment, CP101 demonstrated clinically meaningful durability and the proportion of participants with sustained clinical cure, defined as the absence of CDI recurrence, through Week 24 remained significantly higher in the CP101 arm compared to placebo (73.5% [75/102] vs 59.4% [57/96], p=0.0347). Time-to-event analysis through Week 24 showed a statistically significant and durable benefit, favoring CP101 compared to placebo (p=0.018), as shown below on the right.

CP101 Achieved 33.8% Relative Risk Reduction for CDI Recurrence in PRISM3	Sustained Clinical Cure at Week 8 Was Maintained Through Week 24 in PRISM3

PRISM3 Extension Trial

PRISM-EXT was an open-label Phase 2 clinical trial evaluating the safety and efficacy of CP101 for the prevention of recurrent CDI. Initially, the study only enrolled participants who had previously enrolled in the randomized, placebo-controlled PRISM3 trial and experienced a CDI recurrence. After PRISM3 enrollment was complete, a protocol amendment expanded the inclusion criteria to allow participants with recurrent CDI to enroll directly in PRISM-EXT without having previously enrolled in PRISM3. The trial design is shown below.

PRISM3 Extension Trial Design

In November 2021, we reported positive topline results from the PRISM-EXT trial. A total of 132 participants were analyzed, including one cohort that directly enrolled in the trial following a recent CDI recurrence without having previously participated in PRISM3 (n=82) and one cohort that enrolled after experiencing a CDI recurrence following administration of placebo or a single dose of CP101 in PRISM3 (n=50). The primary efficacy endpoint was sustained clinical cure (defined as absence of CDI recurrence) through 8 weeks post-treatment. Overall, 80.3% of participants who received a single oral administration of CP101 following standard-of-care antibiotics in PRISM-EXT achieved sustained clinical cure (defined as absence of CDI recurrence) through week 8 and 78.8% had sustained clinical cure through week 24, as shown below. The PRISM-EXT results are consistent with and build on the previously reported PRISM3 results.

CP101 Demonstrated Robust Sustained Clinical Cure in PRISM-EXT

Sustained clinical cure (absence of CDI recurrence)

100%
80%
60%
40%
20%
0%
80.3%
78.8%
8 weeks post CP101
+ SOC antibiotics
n=132
24 weeks post CP101
+ SOC antibiotics
n=132

Among the 102 participants who were treated with CP101 in PRISM3, 20 were enrolled in PRISM-EXT and treated with a second dose of CP101. Of the participants who received either a single dose of CP101 in PRISM3 (n=82) or a second dose by enrolling in PRISM-EXT (n=20), a post-hoc analysis shows that a total of 90 participants achieved sustained clinical cure through 8 weeks after their final dose, resulting in a cumulative efficacy of 88.2% (n=102).

Phase 1 Clinical Trials

The first clinical trial to evaluate CP101 for the treatment of recurrent CDI was a 49 patient, single-center, open-label Phase 1 clinical trial conducted at the University of Minnesota. The trial enrolled patients who had experienced two or more recurrences of CDI. The primary endpoint was the safety and tolerability of CP101. Clinical success was defined as absence of CDI recurrence within two months post-treatment. No related SAEs occurred and 43 of the 49 patients treated achieved clinical success, resulting in an efficacy rate of 87.8% after treatment with CP101. Because the study was designed with a single arm and did not have concurrent control participants, the statistical significance of the observed efficacy rate was not assessed in this study. Approximately a third of patients reported mild, transient gastrointestinal symptoms following the treatment. Multiple doses were evaluated in this first cohort, including a high dose range (1.25-2.5x1012) and a low dose range (2.1-2.5x1011), with no meaningful dose response at the dosing levels tested. An intermediate dose of 6x1011 was selected for further process development and tested in an additional 10-patient cohort at the University of Minnesota. In this second cohort, seven of ten patients achieved clinical success through eight weeks following CP101. These promising clinical results from Phase 1 were used to secure Fast Track designation and Breakthrough Therapy designation from the FDA.

Safety and Tolerability

CP101 has been well-tolerated throughout all stages of development to date, and there have been no treatment-related SAEs reported. In the PRISM3 safety population, treatment-emergent AEs and treatment-related AEs were similar between treatment groups, with 16.3% (17/104) of participants in the CP101 arm versus 19.2% (19/99) of participants in the placebo arm experiencing treatment-related adverse events, or AEs, through 24 weeks. In the CP101 arm, treatment-related AEs were mild (Grade 1: 16/17) and moderate (Grade 2: 1/17), and primarily gastrointestinal in nature.

The most common treatment-emergent AEs reported in the CP101 arm through week 8 were predominantly gastrointestinal symptoms, as shown in the table below. Among the five most common adverse events in the CP101 arm, four adverse events were observed more frequently in participants treated with placebo relative to participants treated with CP101. For instance, we observed significantly fewer participants with abdominal pain among those treated with CP101 (30.8%) relative to those treated with placebo (59.6%; p<0.0001).

Most Frequent Adverse Events in the PRISM3 CP101 Arm Through Week 8

Additionally, in the 132-participant PRISM-EXT trial, there were no treatment-related SAEs reported and CP101 exhibited an overall safety profile consistent with the profile observed in PRISM3.

Pharmacokinetics

We used data from these clinical trials to confirm potential mechanisms underlying the clinical outcomes observed with CP101 for recurrent CDI. We used high-throughput sequencing to characterize the engraftment of CP101 Taxa, or groups of genetically similar bacteria, among participants treated in the PRISM3 study. As expected, participants treated with CP101 had dramatically higher engraftment of CP101 Taxa than patients treated with placebo, as shown in the graphic below, highlighting our ability to effectively deliver a viable consortia to the appropriate location in the gastrointestinal tract with our targeted oral capsule.

CP101 Shows Significant Engraftment Overall

We also observed a strong relationship between engraftment of the microbes delivered in CP101 and clinical outcomes in PRISM3. Among patients with successful engraftment at week 1 following CP101 administration, 96.0% achieved a sustained clinical cure, while 54.2% of those without successful engraftment at week 1 achieved a sustained clinical cure (p < 0.001).

CP101 Engraftment Shows a Bimodal Distribution	CP101 Engraftment Correlates with Sustained Clinical Cure

We believe one factor that may have reduced engraftment among some PRISM3 participants who received CP101 is the persistence of residual vancomycin, a broad spectrum antibiotic with activity against a number of CP101 microbes, prior to treatment with CP101. As part of the study protocol, all patients enrolled in PRISM3 completed a course of standard of care antibiotics, which could have included either vancomycin or fidaxomicin, prior to randomization and administration of study drug.

To limit the impact of residual standard of care antibiotics on CP101, participants in PRISM3 completed a minimum two-day antibiotic washout period prior to administration of study drug to provide time for antibiotic clearance from the colon. Recent scientific literature shows, however, that the stool concentration of vancomycin two days after cessation of administration remains at approximately 65% of peak concentrations and declines to approximately 15% of peak concentrations after a three-day washout. These data suggest that a two-day washout period may have been insufficient to clear residual vancomycin.

To address this limitation, we have extended the minimum antibiotic washout period prior to administration of CP101 in our PRISM4 trial from two days to four days.

Pharmacodynamics

We believe bile acid metabolism plays a key role in the pathogenesis of recurrent CDI. A healthy microbiome generates microbiome-derived secondary bile acids that inhibit residual C. difficile spores from germinating into their vegetative toxin-producing form. Patients with recurrent CDI have depleted secondary bile acids and a higher concentration of primary bile acids, a key energy source for C. difficile. There are eight microbial genes that are critical for the conversion of primary bile acids into secondary bile acids. We used high-throughput metagenomic sequencing to measure the presence of these genes before and after treatment with CP101. At baseline, we found participants with recurrent CDI had between zero and four of these genes, missing key components of the pathway. Among participants evaluated for pharmacodynamics in Phase 1 (n=5), we found that all participants had all eight genes at all timepoints measured after treatment with CP101, highlighting the ability of CP101 to restore an important pathway in the pathogenesis of recurrent CDI.

These data show that in keeping with similar host-targeted gene therapies, we are able to deliver a lasting transformation in the genetic capacity of the treated patient in a manner that improves clinical outcomes. With our treatment, however, we do not need to modify the host genome, instead we can deliver these genetic capabilities through microbes that are able to engraft and reproduce in the host. Importantly, because more than 99% of all genes found in humans are found in the microbiome, this opens a much broader suite of targets than those which are accessible through host-targeted gene therapies.

CP101 is Designed to Break the Cycle of CDI Recurrence by Restoring Bile Acid Metabolism

CP101 Restores Bile Acid Metabolism – A Key Biomarker for Treatment in Recurrent CDI

Chronic HBV

Following a strategic review of our pipeline and business, we announced in March 2022 the decision to pause the development of CP101 for the treatment of chronic HBV. We believe this decision will allow us to maximize our working capital available for investment in our wholly-owned recurrent CDI and ASD programs. We continue to believe that CP101, or other product candidates that we may develop in the future, may have the potential to treat chronic HBV, a chronic infection linked to microbiome dysbiosis. We may continue our research efforts in HBV in the future as our portfolio continues to mature.

FIN-211 to Address Symptoms of Autism Spectrum Disorder

Overview

FIN-211 is an orally administered, Enriched Consortia product candidate designed to deliver both a complete microbiome and targeted microbes not found in most healthy donors. We believe FIN-211 has the ability to address both the gastrointestinal and behavioral symptoms of autism spectrum disorder, or ASD.

Indication Overview

ASD is a behaviorally defined condition characterized by reduced social interaction, impaired communication skills and the presence of repetitive or restrictive behaviors. Beyond the core symptoms by which it is defined, ASD is recognized as a heterogeneous medical condition by the FDA, and patients can exhibit highly varied symptoms and behaviors such as irritability, heightened sensitivities and movement disorders. A subset of patients with ASD, comprising at least 30% of the population, experience significant gastrointestinal symptoms, with the most common gastrointestinal symptom being constipation (ASD-C). There is a correlation between the severity of these gastrointestinal symptoms and the severity of behavioral symptoms. Standard treatments for constipation are often ineffective, which may be because the underlying biology of gastrointestinal symptoms is distinct in children with ASD compared to neurotypical children. We believe by addressing this underlying biology with a microbiome therapeutic, we will be able to improve ASD gastrointestinal symptom and neurobehavioral development.

The diagnosed prevalence of ASD is currently 1 in 44 for children in the United States, a prevalence that has increased substantially over the past few decades. Worldwide prevalence estimates vary but are thought to be similar in other developed countries. It is believed there are more than 4.6 million children and adults in the United States with ASD. By some estimates, the total financial burden of care for patients with ASD exceeds $100 billion in the United States annually.

Existing Therapeutics and Their Limitations

There is no FDA-approved pharmaceutical treatment for the core symptoms of ASD. The only widely accepted intervention with substantial supportive evidence is a form of long-term behavioral therapy, called Applied Behavioral Analysis, or ABA. Children with ASD usually begin ABA as soon as they are diagnosed, typically between ages 2-6 years, and are recommended to receive 30-40 hours of therapy every week. ABA may continue into adulthood and parents are often faced with making difficult choices between school or continuing ABA therapy. The only FDA-approved pharmaceutical treatment for ASD are anti-psychotics, which are only prescribed to treat the irritability that often accompanies ASD, but is not a core symptom of the disorder. While ASD-C may be treated with laxatives or enemas, these can be poorly tolerated and are often ineffective. As a result, a high unmet medical need remains across both gastrointestinal and behavioral symptoms.

Rationale for Microbiome Therapeutics in ASD

Dysbiosis: Microbiome signals, epidemiological risk factors and gut symptoms all suggest a link between ASD and the microbiome. ASD is frequently accompanied by severe gastrointestinal manifestations, revealing symptoms more proximal to the activities of the gut microbiome. Moreover, the risk of developing ASD is significantly increased among children born by caesarean section or those exposed to multiple courses of antibiotics early in life. Mouse studies have demonstrated the ability to transfer ASD-like symptoms by transferring stool from humans with ASD. Conversely, certain ASD-mouse models have shown that ASD-like symptoms can be reduced by microbiome transfer from a neurotypical donor.

Mechanism of Action: Once considered a strictly neurological condition, the modern view of ASD has evolved to encompass multiple systems, including interactions between the central nervous system, the enteric nervous system and the gut microbiome, also called the gut-brain axis. Many well-known neuro-active signaling molecules such as gamma-aminobutyric acid, or GABA, serotonin and oxytocin are either produced or modulated by the microbiome, which has led to efforts to better understand the role of the microbiome across a range of behavioral and neurological conditions, including ASD. Current research highlights several pathways in the gut-brain axis that may be key to ASD. Neuro-active metabolites that are exclusively produced by the microbiome, such as 4-ethylphenylsulfate, or 4EPS, are significantly elevated among children with ASD relative to neurotypical controls, and are capable of inducing ASD-like symptoms in mice. Oxytocin, a neuropeptide responsible for regulating social bonding and behavior, has long been a target for drug development in ASD, but exogenous agonism of oxytocin has been challenging due to a short half-life of oxytocin. Certain microbes can induce endogenous production of oxytocin, providing an alternative means to engage this important pathway. Preclinical work has demonstrated that introduction of oxytocin-inducing bacteria can restore neurotypical behavior in three independent ASD murine models. This rescue is dependent on the vagus nerve which connects the enteric nervous system in the gut with the central nervous system and was eliminated when the gene for the oxytocin receptor was knocked out. This pathway-level dysbiosis and previously described community-level dysbiosis suggest the potential role for an Enriched Consortia product strategy.

Third-Party Clinical Data: At least five investigator-sponsored clinical studies have found that the restoration of a healthy microbiome by FMT is associated with marked improvements in behavioral and gastrointestinal symptoms among children with ASD. An open-label proof-of-concept trial administering FMT for 8 weeks reported that, two years after treatment, most participants reported gastrointestinal symptoms remaining improved compared to baseline and 44% of study participants who had previously been diagnosed with ASD fell below the Childhood Autism Rating Scale (CARS) score cut-off used to classify autism. Even using a more stringent CARS score cut-off of 25, we find that 33% of participants no longer meet the diagnostic criteria for ASD, as shown in the below graph. Additionally, in a randomized, controlled trial, children with ASD receiving FMT and behavioral therapy showed a statistically significant improvement in their behavioral symptoms compared to the control group receiving behavioral therapy alone.

Behavioral Scores Improved Dramatically Over Two Years in an Open-Label,

Proof-of-Concept FMT Trial

Our Product Candidate: FIN-211

FIN-211 is an orally administered, Enriched Consortia product candidate designed to deliver both a complete microbiome and targeted microbes not found in most healthy donors. Based on our understanding of the biology of ASD, we have identified species capable of inducing oxytocin production and improving gastrointestinal barrier function. We believe these organisms may have important therapeutic benefits for individuals with ASD. These organisms are not ubiquitous in healthy donors, so our Complete Consortia product strategy would not generally include these microbes. Accordingly, we have decided to pursue an Enriched Consortia product strategy that includes both strains targeting oxytocin-production and a complete microbiome to address community-level dysbiosis, which we believe best positions FIN-211 to potentially address both the gastrointestinal and behavioral symptoms of ASD.

Clinical Development of FIN-211 to Address Symptoms of ASD

We are preparing to initiate a Phase 1b clinical trial, which we refer to as AUSPIRE, of FIN-211 in children with ASD (ages 5–17 years) with constipation. Although FIN-211 is not directly addressed in the February 2022 Clinical Hold Letter, it is an Enriched Consortia product candidate that includes donor-derived components. Because the February 2022 Clinical Hold Letter is concerned with SARS-CoV-2 screening measures for donor-derived microbiota material, the clinical hold will delay initiation of AUSPIRE and will require us to conduct additional manufacturing activities (including manufacturing additional components of FIN-211) in order to satisfy the FDA's requests related to SARS-CoV-2 screening and testing. We have submitted a Complete Response to the February 2022 Clinical Hold Letter and we are communicating with the FDA to resolve the clinical hold as soon as possible. We are evaluating the extent of the delay the clinical hold and the related manufacturing activities will have on the expected timing of AUSPIRE; based on manufacturing timelines, we expect at least a one-quarter delay.

Based on clinical FMT data and preclinical data with oxytocin-inducing strains, we believe FIN-211 is positioned to address both the gastrointestinal and behavioral symptoms of ASD. The FDA has indicated that either gastrointestinal or behavioral endpoints could support a biologics license application and we are evaluating both gastrointestinal and behavioral endpoints. Given the absence of FDA-approved therapies and building on our discussions with the FDA, we aim to continue to validate behavioral instruments as part of our clinical development plans. We believe FIN-211 can potentially address adults with ASD as well as both adults and children without gastrointestinal symptoms, expanding beyond our initial population of pediatrics with gastrointestinal symptoms where we expect to observe an enriched signal.

We believe this development strategy represents an attractive entry into the gut-brain axis, providing two opportunities to provide therapeutic benefit to patients with ASD, both for behavioral symptoms and lower-risk gastrointestinal endpoints. Furthermore, we believe that ASD could validate our microbiome-based approach to addressing additional gut-brain axis indications. We plan to leverage existing and emerging clinical data from our academic collaborators to inform the development strategy of future product candidates to address additional neurological disorders that are associated with the gut-brain axis.

TAK-524 (Ulcerative Colitis) & FIN-525 (Crohn’s Disease) for the Treatment of Inflammatory Bowel Disease

Overview

TAK-524 (formerly known as FIN-524) and FIN-525 are each orally administered Targeted Consortia product candidates designed for the treatment of ulcerative colitis (TAK-524) and Crohn’s disease (FIN-525). We initially partnered with Takeda, a global leader in inflammatory bowel disease, or IBD, to develop TAK-524. TAK-524 comprises targeted strains identified by our Human-First Discovery platform, which do not require donors. Following the achievement of certain preclinical milestones in the development of TAK-524 for ulcerative colitis, we expanded our development partnership with Takeda to include FIN-525, a program to develop a live biotherapeutic product optimized for Crohn’s disease that also comprises targeted strains identified by our Human-First Discovery platform. In August 2021, Takeda accelerated its leadership role in TAK-524, taking responsibility for clinical development, while we continue to conduct discovery efforts on FIN-525. We believe that the development programs for TAK-524 and FIN-525, which are Targeted Consortia product candidates composed of strains grown from master cell banks, are not affected by the February 2022 Clinical Hold Letter.

Indication Overview

Ulcerative colitis and Crohn’s disease are the two principal sub-types of IBD. IBD comprises a set of heterogeneous autoimmune conditions that cause inflammation of the gastrointestinal tract. Symptoms of IBD include severe, chronic abdominal pain, diarrhea, gastrointestinal bleeding and weight loss. Patients have substantially higher risk of colon cancer, gastrointestinal perforations and infections, and many eventually require surgical resection of portions of their gastrointestinal tract or colectomy. Patients undergo periods of active disease (flares) accompanied by intermittent periods of little or no disease activity (remission). Over 3 million Americans and 10 million people globally are thought to suffer from IBD, and the incidence has increased rapidly over the past few decades. By some estimates, the total financial burden of care for patients with IBD exceeds $31 billion in the United States annually.

Existing Therapeutics and Their Limitations

The current treatment options vary by disease types and severity, and are designed to reduce inflammation, but do not address the underlying cause of disease. Active mild-to-moderate ulcerative colitis is often treated with 5-ASA agents. However, over 70% of patients fail to enter remission. Active mild-moderate Crohn’s disease have limited therapeutic options. Corticosteroids are commonly used in active disease; however, the long-term side effect profile is poor and includes increased risk of infections, type 2 diabetes, weight gain, mood disturbances and hypertension. Biologic agents that suppress inflammatory cytokines or cell trafficking are not typically orally administered agents, and have poor rates of inducing remission. There is a single, recently approved oral biologic for moderate to severe Crohn’s disease; however, similar to other biologics, it is associated with increased risk for severe infections, blood clots and the development of malignancy. Commonly used anti-TNF biologic agents may lead to serious infections due to immunosuppression, and there have been reports of hepatosplenic T-cell lymphoma, a rare form of lymphoma that is fatal in some patients.

Overall, current treatments for IBD fail to address the underlying causes of inflammation, and there is a significant need for well-tolerated, easily administered, disease-modifying agents in IBD.

Rationale for Microbiome Therapeutics in IBD

Dysbiosis: Over the last decade, a number of lines of evidence have pointed to the promise of microbiome therapeutics in treating ulcerative colitis and Crohn’s disease. Inflammatory bowel disease is one of the suite of chronic inflammatory diseases that has risen dramatically in prevalence in developed nations marked by gastrointestinal dysbiosis.

Mechanism of Action: Extensive preclinical work has demonstrated the criticality of the microbiome, including specific microbial metabolites, in regulating gastrointestinal tract inflammation, predicting response to therapy and determining the risk of disease recurrence after surgery. The improvement of gut barrier integrity, reduction of local immune activation and modulation of gut inflammation are all modulated by the microbiome.

Third-Party Clinical Data: FMT studies in IBD were key in our decision to develop Targeted Consortia product candidates for ulcerative colitis and Crohn’s disease. Data from over 40 FMT studies, including five randomized, placebo-controlled trials in ulcerative colitis and one randomized, placebo-controlled trial in Crohn’s disease, have shown promising clinical outcomes. Some of these interventional studies also served as our main discovery datasets to select which strains and functions to include in our Targeted Consortia approach for IBD. Clinical studies with only spore-forming compositions have yielded mixed results, highlighting the value of our approach, which leverages both spore-forming and non-spore forming compositions.

TAK-524 and FIN-525

TAK-524 is a Targeted Consortia product candidate of nine bacterial strains selected for the treatment of ulcerative colitis, and is orally administered in a lyophilized formulation. We designed this consortium to target three specific modes of action: two classes of immunoregulatory metabolites, each targeting a different set of host pathways, and donor strains linked to remission following FMT in patients with ulcerative colitis. Takeda now leads development of TAK-524.

FIN-525 is a discovery-stage program designing a Targeted Consortia product candidate for the treatment of Crohn’s disease. The strategy for this consortium, which is differentiated from ulcerative colitis, includes donor strains depleted in Crohn’s patients and linked to remission following FMT in these patients, as well as several classes of metabolites, each targeting a different set of host pathways.

TAK-524 and FIN-525 leverage data collected from over two dozen cohorts comprising over 2,300 patients, including six FMT studies in ulcerative colitis and five in Crohn’s disease. Our machine learning platform identified microbes and microbial functions deficient in patients with ulcerative colitis and Crohn’s disease compared to non-IBD controls. We tested these hypotheses with FMT data to identify the subset most likely to be causal, focusing on organisms consistently shown to be enriched among successful FMTs and subjects without IBD. To reduce the translational risk of these empirical signals, we isolated target organisms directly from specific donor samples that induced remission in clinical studies of FMT in IBD. In vitro and in vivo measurements on the isolated strains and consortia then confirmed the signals of biological activity hypothesized by our machine learning platform. We are currently conducting discovery efforts on FIN-525.

Remission Rates in Active Ulcerative Colitis among Four Placebo-Controlled FMT Trials and a TNF Biologic Trial	Platform Used to Identify “Super Donor” Strains as Potential Therapeutic Candidates

Selecting a strain associated with positive FMT outcomes starts with machine learning models of clinical data. For TAK-524, an analysis of data from over 1000 patients was used to quantify the relationship between each clade of bacteria (each represented as a dot) and ulcerative colitis. On the x-axis, the degree to which each clade is depleted from a patient’s microbiome relative to healthy controls is shown. On the y-axis, the impact of each clade in driving remission when added to a patient’s microbiome by FMT is shown. Colors indicate the higher-level phylogenetic group each dot is assigned to. The bacterial clades with the greatest effect (top right quadrant) are the targets we isolated for in-vitro validation.

Our Collaborations and License Agreements

Takeda Collaboration

In January 2017, we entered into an agreement, or the Takeda Agreement, with Takeda, pursuant to which we granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under our rights in certain patents, patent applications and know-how to develop, have developed, manufacture, have manufactured, make, have made, use, have used, offer for sale, sell, have sold, commercialize, have commercialized and import our microbiome therapeutic candidate TAK-524 for the prevention, diagnosis, theragnosis or treatment of diseases in humans. We subsequently amended and restated the Takeda Agreement in October 2019 to provide a worldwide, exclusive license to a second microbiome therapeutic candidate, FIN-525. We further amended the Takeda Agreement in August 2021 to transition primary responsibility for further development and manufacturing activities of TAK-524 to Takeda in accordance with a transition plan, and Takeda assumed sole responsibility for regulatory matters with respect to TAK-524. In November 2021, we further amended the Takeda Agreement to enable us to carry out certain FIN-525 preliminary evaluation activities.

Under the terms of the Takeda Agreement, we agreed to design TAK-524 (a product candidate optimized for ulcerative colitis) for Takeda based on selection criteria within a product-specific development plan. We also agreed to conduct feasibility studies on FIN-525 (a program to develop a live biotherapeutic product optimized for Crohn’s disease) for Takeda, and Takeda can determine whether to initiate a full product-specific development plan for FIN-525 following its review of the data from our feasibility studies. The FIN-525 feasibility study was completed in March 2021. Takeda is to select one optimal microbial cocktail for each of TAK-524 and FIN-525 after completion of certain initial product development activities. Thereafter, prior to initiation of the first Phase 3 clinical trial for TAK-524 or FIN-525, as applicable, Takeda has the right to substitute the initially selected microbial cocktail for another microbial cocktail selected by Takeda from certain alternative cocktails that were designated by Takeda at the time of selecting the initial microbial cocktail.

Pursuant to the Takeda Agreement, we are primarily responsible for early-stage development activities for FIN-525 pursuant to an agreed upon development plan and budget, including potentially through Phase 2 clinical trials, subject to Takeda’s right to either co-develop a product with us at Phase 2 or assume responsibility for such development. After the successful completion of the first Phase 2 clinical trial for FIN-525, Takeda will assume primary responsibility for the Phase 3 clinical program. Initially, we are responsible for clinical supply of FIN-525; however, Takeda is required to assume responsibility for such manufacture and supply no later than six months after completion of the first Phase 2 clinical trial for the first FIN-525 product candidate. All such development and manufacturing activities will be overseen by certain joint committees. Pursuant to the August 2021 amendment to the Takeda Agreement, Takeda assumed primary responsibility for early-stage development and manufacturing activities with respect to TAK-524. Takeda also assumed sole responsibility for regulatory matters with respect to TAK-524. We remain responsible for certain development activities designated in the TAK-524 development plan, for which we will continue to receive reimbursement from Takeda.

Takeda is responsible for up to 110% of our budgeted full-time equivalent costs in connection with our development activities for TAK-524 (and FIN-525, if Takeda elects to initiate a full development plan for FIN-525) as well as all costs related to chemistry, manufacturing and control development or other development costs incurred after the initial selection of an optimal microbial cocktail. Takeda is solely responsible for all commercial activities related to the TAK-524 and FIN-525 product candidates, at its cost.

We have agreed that prior to completion of the first Phase 2 clinical trial for the first TAK-524 product candidate being developed with the intention of seeking U.S. regulatory approval, other than as part of any development activities under the Takeda Agreement, we shall not engage in any research and development directed toward any product candidate for the treatment of IBD, or access or use certain fecal microbiota source material or any data generated from that material in IBD for any purpose. Additionally, we have agreed that prior to completion of the first Phase 2 clinical trial for the first FIN-525 product candidate being developed with the intention of seeking U.S. regulatory approval, other than as part of any development activities under the Takeda Agreement, we shall not engage in any research and development directed toward any product for the treatment of Crohn’s disease, or access or use certain fecal microbiota source material or any data generated from that material in Crohn’s disease for any purpose. We have also agreed for the remainder of the term of the Takeda Agreement to certain restrictions on our access or use of certain bacterial strains having at least a threshold genetic relatedness to the strains incorporated into TAK-524 or FIN-525, our access or use of certain fecal microbiota source material, and our ability to conduct certain research and development directed toward products for the treatment of IBD and Crohn’s disease that contain bacterial strains having less than a threshold genetic divergence from the bacterial strains in TAK-524 and FIN-525, respectively.

Pursuant to the Takeda Agreement, we granted Takeda a right of first offer in the event that we seek to commence a program for the treatment of IBD, as well as an exclusive option to negotiate that the parties undertake an additional development program for a microbial composition.

In connection with entry into the Takeda Agreement, we received a one-time, upfront payment from Takeda in the amount of $10.0 million. Additionally, we received $4.0 million in the aggregate for the achievement of certain development milestones for TAK-524 therapeutic products and are entitled to receive up to $176.0 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for TAK-524 therapeutic products. We are entitled to receive up to $177.7 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for FIN-525 therapeutic products, subject, to certain specified reductions based upon the nature of the FIN-525 product and certain additional milestones to be negotiated by the parties. We are also entitled to receive up to $10.0 million for the first diagnostic product for each of TAK-524 and FIN-525, subject to certain reductions in the event that Takeda uses a third party to develop such diagnostic products. Pursuant to this agreement, Takeda is obligated to pay us a royalty on net sales of TAK-524 and FIN-525 products ranging from mid to high-single digits, subject to certain reductions. Such royalties are payable on a product-by-product and country-by-country basis, during the period beginning on the date of first commercial sale of such product in such country and ending on the later to occur of the expiration of the last-to-expire valid claim of any patents or patent applications controlled by us and licensed in such country that covers the composition of matter of such product, the date that regulatory exclusivity of such product expires in such country, or eight years from the date of the first commercial sale of such product in such country.

The Takeda Agreement expires on the date of expiration of the last royalty payment obligation. Either party may terminate the Takeda Agreement in the event of an uncured material breach by the other party. Takeda has the right to terminate the Takeda Agreement, in whole or in party, on a program-by-program basis upon specified notice to us or immediately following the withdrawal of a product from any market as a result of bona fide concerns based on specific and verifiable information that such product is unsafe for administration to humans. Additionally, the parties may mutually agree to terminate the Takeda Agreement on a program-by-program basis.

Exclusive License Agreement with Arizona State University

In July 2017, we entered into a license agreement, or the Arizona State Agreement, with Skysong Innovations LLC (formerly Arizona Science and Technology Enterprises LLC), or Skysong, pursuant to which we obtained a worldwide, royalty-bearing, exclusive license, with the right to grant sublicenses, under certain patents and patent applications of Arizona State University to make, have made, use, have used, sell, have sold, offer to sell, have offered for sale, import, have imported, export or have exported products and services that are covered by such licensed patents. In July 2018, we subsequently amended the Arizona State Agreement to include certain additional patents and patent applications of Arizona State University. The patents and patent applications that we have exclusively licensed from Arizona State University under the Arizona State Agreement relate generally to compositions and methods to treat autism spectrum disorder and related symptoms and comorbidities. If issued, the patents within the licensed intellectual property would be expected to expire beginning in 2033.

Pursuant to the terms of the Arizona State Agreement, we are obligated to use commercially reasonable efforts in connection with the development and commercialization of products and services, the manufacture, use, sale, offering for sale, importation or exportation of which, but for the license granted under the Arizona State Agreement, would infringe one or more licensed patents, or licensed products. Such efforts are limited to the United States and include a specific performance milestone.

Under the terms of the Arizona State Agreement, we paid Skysong an upfront fee of $10,000 and reimbursed Skysong for prior patent prosecution expenses. Additionally, we have agreed to make a low-six digits milestone payment upon the first commercial sale of a product in each of the United States, England, France, Germany, Italy, Spain and Japan, and a one-time commercial milestone payment in the low-seven digits upon the achievement of cumulative, worldwide net sales of all licensed products by us, our sublicensees or respective affiliates in the low-nine digits. We are also obligated to pay Skysong a low-single digit royalty on net sales of licensed products, including a minimum annual royalty payment in the mid-four digits to low-five digits that is creditable against the royalties due in such year. The royalty obligations continue on a country-by-country basis as to each licensed product until expiry of the last to expire claim within the licensed patents that covers such licensed product in such country. Moreover, we are obligated to pay a percentage of any non-royalty consideration received by us from a sublicensee in the high-second decile.

The Arizona State Agreement expires on the date of expiration of all royalty obligations. Upon expiration of our royalty obligations with respect to a licensed product in a country we will have a royalty-free, irrevocable, perpetual license to such licensed product in such country. We may terminate the Arizona State Agreement earlier for any reason or upon an uncured material breach of the agreement by Skysong. Skysong may terminate the Arizona State Agreement earlier upon our uncured material breach of the agreement, our insolvency, our initiation of any proceeding or claim challenging the validity or enforceability of any licensed patent, or our failure to meet a specific performance milestone.

Exclusive Patent License Agreement with University of Minnesota

In March 2012, CIPAC Limited, an entity under the laws of Malta, or CIPAC, entered into a license agreement, or the UMN Agreement, with Regents of the University of Minnesota, or UMN, pursuant to which CIPAC obtained a worldwide, royalty-bearing, exclusive license, with the right to grant sublicenses, under certain patents and inventions of the University of Minnesota to make, have made, use, offer to sell or sell, offer to lease or lease, import, or otherwise offer to dispose or dispose of any product or service that is covered by such licensed patents. The UMN Agreement was subsequently amended in June 2014 and October 2014. In May 2015, CIPAC transferred its interest in the UMN Agreement to us. Subsequent to such transfer, the UMN Agreement was subsequently amended in December 2016 and September 2017. We amended and restated the UMN Agreement in January 2022, to consolidate earlier amendments and extend the deadline for satisfying performance milestones by one year.

Pursuant to the terms of the UMN Agreement, we are obligated to use commercially reasonable efforts to commercialize the licensed inventions and to manufacture and sell licensed products, including by meeting certain specific performance milestones.

Under the terms of the UMN Agreement, we paid UMN an aggregate upfront fee of $155,000, and are obligated to pay annual maintenance fees in the mid-four digits. We are also obligated to pay UMN a royalty on net sales of licensed products ranging in the low-single digits depending on which licensed patents cover such licensed product, subject to a minimum annual royalty payment escalating over time in the low-five digits to low-six digits payable at the end of each applicable year. Such minimum annual royalty payments begin in 2021. The royalty obligations continue on a country-by-country basis as to each licensed product until expiry of the last to expire claim within the licensed patents that covers such licensed product in such country. Moreover, we are obligated to pay a percentage of any non-royalty consideration received by us from a sublicensee in the high-second decile.

The UMN Agreement expires on the date of expiration of all claims under the licensed patents. We may terminate the UMN Agreement earlier upon an uncured material breach of the agreement by UMN. UMN may terminate the UMN Agreement earlier upon our uncured material breach of the agreement, our insolvency, or upon the commencement by us of any proceeding asserting or alleging the invalidity or unenforceability of the licensed patents.

Competition

The biotechnology and pharmaceutical industries, including the field of microbiome therapeutics, are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. While we believe that our scientific knowledge, technology and development experience provide us with competitive advantages, we face substantial competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future. We are aware of a number of companies focused on developing microbiome therapeutics in various indications. For CP101, we are aware that Seres Therapeutics, Inc. and Rebiotix Inc. each have a product candidate that has completed Phase 3 trials for recurrent CDI and are pursuing FDA approval to enable subsequent commercialization. In November 2021, Rebiotix filed a BLA for RBX-2660, their lead product in recurrent CDI, and Seres has indicated that they plan to file a BLA in 2022. In addition to these late-stage competitors, we are also aware of competitive microbiome therapies in earlier stages of clinical development, including VE303 (Vedanta Biosciences), NCTD-M3 (Destiny Pharma plc), MET-2 (NuBiyota), and RBX7455 (Rebiotix). Any advances in microbiome therapies made by a competitor may be used to develop therapies that could compete against any of our product candidates.

We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products and disease indications we are targeting. These companies include AbbVie Inc., Arena Pharmaceuticals Inc., Bristol-Myers Squibb Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., UCB S.A. and Vir Biotechnology, Inc. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and other resources than we do, such as larger research and development, clinical, marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than us, which might result in competitors establishing a strong market position before we are able to enter the market.

Many of the companies against which we may compete have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than us. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our current and future product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology that are important to the development and implementation of our business. We seek to obtain domestic and international patent protection, and endeavor to promptly file patent applications for new commercially valuable inventions. We file new patent applications as we conduct research and development, initiate new programs, and monitor the activities of others within the microbiome field. We also rely on trademarks, trade secrets, know-how, and continuing technological innovation to develop and maintain our proprietary position.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent may be challenged in courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or at all, whether the claims of any patent applications, should they issue, will cover our product candidates, or whether the claims of any issued patents will provide sufficient protection from competitors or otherwise provide any competitive advantage.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially even longer, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries and patent application filings, we cannot be certain of the priority of inventions covered by pending patent applications. Accordingly, we may not have been the first to invent the subject matter disclosed in some of our patent applications or the first to file patent applications covering such subject matter.

Our patent portfolio leverages both offensive and defensive strategies to protect our business. We have a large and diverse patent portfolio consisting of more than 55 issued U.S. and foreign patents and more than 140 pending patent applications that we own or exclusively license from others. Our patent portfolio has broad applicability across the microbiome field, and provides protection for our lead product candidates CP101, FIN-211, TAK-524, FIN-525, as well as additional Complete, Enriched and Targeted Consortia product candidates that we may develop. For CP101 specifically, our patent portfolio includes more than ten U.S. patents that cover CP101 and methods of use and manufacture. These patents have expiration dates between 2031 and 2037.

Foundational Protection for Multiple Product Candidates

Many of our broadest patents and patent applications originate from patent families that embody pioneering work in the microbiome by Dr. Thomas Borody, a prolific inventor and founder of the Centre for Digestive Diseases in Australia, and Drs. Alexander Khoruts and Michael Sadowsky at the University of Minnesota. These patent families have priority dates that precede the entry into the microbiome field by many of our competitors. As a result, we have been successful in obtaining broad patent coverage from these patent families over the composition formulation, method of manufacture and method of using our product candidates. These patent families include:

•
We own a patent family that includes over fifteen issued U.S. patents, three pending U.S. patent applications, granted foreign patents in Australia, Brazil, Canada, China, Israel, Mexico, Republic of Korea, New Zealand and Japan, and three pending foreign patent applications. Representative issued U.S. patents in this family include U.S. 10,022,406, U.S. 9,962,413, U.S. 10,328,107, U.S. 10,278,997, and U.S. 10,617,724, that have claims directed to pharmaceutical compositions comprising stool bacterial material and a cryoprotectant, methods of processing stool received from healthy human donors, methods of manufacturing, and formulations. Patent applications, if issued, and patents in this family are expected to expire in 2031, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.
•
We exclusively in-license a patent family from the Regents of the University of Minnesota that includes over five issued U.S. patents, one pending U.S. patent application, granted foreign patents in Australia, Europe, Canada and China, and three pending foreign patent applications. Representative issued U.S. patents within this family include U.S. 10,028,980, U.S. 10,286,011, U.S. 10,286,012, and U.S. 10,251,914, that have claims directed to formulations comprising fecal bacteria, methods of increasing fecal microbiota diversity, and methods of decreasing relative abundance of a bacteria. Patent applications, if issued, and patents in this family are expected to expire in 2032, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.
•
We own a patent family that includes three issued U.S. patents U.S. 9,901,603, U.S. 10,821,138 and U.S. 11,123,377, one pending U.S. patent application, granted patents in Australia, Japan and China, and nine pending foreign patent applications. These issued U.S. patents have claims directed to room temperature stable products containing human-derived bacteria. Patent applications, if issued, and patents in this family are expected to expire in 2036, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.

Complete Consortia Product Candidates, including CP101

Our patent portfolio provides comprehensive patent protection for our Complete Consortia product candidates, including CP101. Representative patents and patent applications from our foundational patent families that have claims that cover CP101 and our Complete Consortia product candidates include:

•
One owned issued U.S. patent (U.S. 10,617,724) covering capsules containing lyophilized fecal microbiota from healthy donors, expected to expire in 2031.
•
Three owned issued U.S. patents (U.S. 9,962,413, U.S. 10,328,107, and 10,849,937) covering the collection and processing of stool from healthy donors, expected to expire in 2031.
•
One owned issued U.S. patent (U.S. 10,022,406) covering compositions comprising fecal microbiota derived from healthy donors, expected to expire in 2031.
•
Four in-licensed issued U.S. patents (U.S. 10,028,980, U.S. 10,286,011, U.S. 10,286,012, and U.S. 10,251,914) covering formulations of fecal microbiota derived from healthy donors and their use, expected to expire in 2032.
•
Two owned issued U.S. patents (U.S. 9,901,603 and U.S. 10,821,138) covering room-temperature stable products containing human-derived bacteria.
•
One in-licensed issued U.S. patent (U.S. 10,849,936) covering a method of treating C. difficile infection using lyophilized fecal microbiota, expected to expire in 2037.

Targeted Consortia Product Candidates

For our Targeted Consortia product candidates and their manufacture, our portfolio consists of several issued U.S. patents from our foundational patent families that provide patent coverage. We are also pursuing product-specific patent protection for each of our Targeted Consortia product candidates including TAK-524. Representative patents that we own and provide protection for our Targeted Consortia product candidates include issued U.S. patents (U.S. 10,610,551 and U.S. 10,278,997) covering compositions having lyophilized bacteria from the genus Bacteroides or the phylum Firmicutes derived from healthy donors and their manufacture, which are expected to expire in 2031.

Enriched Consortia Product Candidates

Our Enriched Consortia product candidates, such as FIN-211, are protected by many of the same patents and patent applications that cover our Complete Consortia product candidates. We also have patent protection for these Enriched Consortia product candidates specifically as well as various pending applications directed to these product candidates. Representative patents and patent applications that have claims that cover our Enriched Consortia product candidates include:

•
One owned issued U.S. patent (U.S. 11,207,356) covering encapsulated compositions containing donor-derived microbiota enriched with one or more cultured bacterial strains, expected to expire in 2031.
•
One in-licensed issued U.S. patent (U.S. 11,202,808) covering methods of treating ASD or an associated gastrointestinal symptom by orally administering a donor-derived microbial community and a bacterial isolate from a genus with potential therapeutic applications in ASD, expected to expire in 2037.
•
One owned issued U.S. patent (U.S. 10,022,406) covering compositions comprising fecal microbiota derived from healthy donors, expected to expire in 2031.
•
Three owned issued U.S. patents (U.S. 9,962,413, U.S. 10,328,107, and 10,849,937) covering the collection and processing of stool from healthy donors, expected to expire in 2031.
•
Two owned issued U.S. patents (U.S. 9,901,603 and U.S. 10,821,138) covering room temperature stable formulations containing human-derived bacteria, expected to expire in 2036.
•
One in-licensed issued U.S. patent (U.S. 10,286,012) covering the use of formulations of fecal microbiota derived from healthy donors, expected to expire in 2032.

Patent Term

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. In some cases, the term of a U.S. patent may be shortened by terminal disclaimer, which reduces its term to that of an earlier-expiring patent.

Patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 is available for one U.S. patent that includes at least one claim covering the composition of matter of a first approved FDA drug product, or its methods of use or manufacture. The extended patent term cannot exceed the shorter of five years beyond the non-extended expiration of the patent or fourteen years from the date of the FDA approval of the drug product, and a patent cannot be extended more than once or for more than a single product. During the period of extension, if granted, the scope of exclusivity is limited to the approved product for approved uses. Some foreign jurisdictions, including Europe and Japan, have analogous patent term extension provisions, which allow for extension of the term of a patent that covers a drug approved by the applicable foreign regulatory agency. If and when our product candidates receive FDA approval, we expect to apply, if appropriate, for patent term extension on patents covering those product candidates, their methods of use and/or methods of manufacture.

Trade Secrets

In addition to patents, we rely on trade secrets and know-how to develop and maintain our competitive position. We typically rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We protect trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators. These agreements provide that all confidential information developed or made known during the course of an individual or entities’ relationship with us must be kept confidential during and after the relationship. These agreements also provide that all inventions resulting from work performed for us or relating to our business and conceived or completed during the period of employment or assignment, as applicable, shall be our exclusive property. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Agreements with OpenBiome

Asset Purchase Agreement

In November 2020, we entered into an asset purchase agreement, or the OpenBiome Agreement, with Microbiome Health Research Institute, Inc., or OpenBiome, pursuant to which we acquired certain biological samples, including aliquots of human stool that have been used in clinical trials and under enforcement discretion for the treatment of CDI not responding to standard therapy, and obtained a perpetual license to certain OpenBiome technology, and, upon closing of the transaction, we acquired certain additional assets of OpenBiome, including capital equipment (comprising lab equipment) and contracts relating to the operating maintenance of a lab facility. In connection with entering into the OpenBiome Agreement, we terminated our existing agreements with OpenBiome, as such agreements were superseded by the OpenBiome Agreement and certain other agreements entered into concurrently with the OpenBiome Agreement.

In connection with the signing of the OpenBiome Agreement, OpenBiome granted us a worldwide, irrevocable and perpetual license, with the right to grant sublicenses (through multiple tiers) under certain of OpenBiome’s technology that is necessary or useful in the manufacture of products manufactured directly from stool from a stool donor source without the use of culturing or replication, which we refer to as Natural Products, including technology pertaining to the selection of human stool donors, the collection and processing of stool from human donors and the preparation of stool-based products, and under any improvements to our intellectual property previously developed by OpenBiome or developed by OpenBiome during a specified period of time after the closing of the transaction, in each case to exploit products and services. In addition to the foregoing license, except under certain limited circumstances, OpenBiome agreed to not license or transfer to our competitors any rights to those aspects of its manufacturing technology that are not publicly available as of the date of the OpenBiome Agreement.

Pursuant to the OpenBiome Agreement, for the period prior to the closing of the transaction we granted OpenBiome a worldwide, non-exclusive license under certain of our intellectual property rights to make, use, sell, offer for sale, import and export certain Natural Products solely for the treatment of recurrent CDI in the United States under an FDA policy of enforcement discretion and to conduct clinical research in all fields other than the diagnosis, treatment, palliation or prevention in humans of CDI not subject to an FDA policy of enforcement discretion, IBD, ASD or HBV. Additionally, for the period beginning on the closing of the transaction, we granted OpenBiome a worldwide, non-exclusive license under certain of our intellectual property rights to sell certain Natural Products manufactured prior to the closing of the transaction solely for the treatment of recurrent CDI in the United States under enforcement discretion, and to make, use, sell, offer for sale, import and export certain Natural Products for purposes of conducting clinical research in all fields other than the diagnosis, treatment, palliation or prevention in humans of CDI not subject to an FDA policy of enforcement discretion, IBD, ASD or HBV. Notwithstanding the foregoing license, OpenBiome has agreed to certain restrictions related to the use, sale and supply of such products in connection with clinical research of our competitors. Additionally, the license grant excludes any license to exploit a Natural Product wherein processed stool is lyophilized (such as in the case of CP101).

In connection with the signing of the OpenBiome Agreement, we paid OpenBiome $1.0 million in the form of an upfront payment and $150,000 as reimbursement for OpenBiome’s attorneys’ fees and expenses in connection the negotiation of the OpenBiome Agreement. On the closing of the transaction, we paid OpenBiome $2.25 million, plus an additional $1.6 million if no regulatory restrictions were in place preventing the sale and distribution of OpenBiome’s products under enforcement discretion as of the date of closing. In addition to the foregoing payments, we are obligated to pay to OpenBiome a low single digit royalty on net sales of Natural Products by us and our affiliates and a high single digit royalty of certain sublicensing revenue (including royalties) received in connection with Natural Products, as well as a low single digit royalty on net sales of TAK-524, FIN-525 and any product that is not a Natural Product or a product that comprises both material manufactured directly from stool from a stool donor source without the use of culturing or replication and drug substance or drug product comprising one or more active pharmaceutical ingredients, and, in either case contains one or more isolates derived from certain stool donors that are exclusive to us, or Cultured Products, by us and our affiliates and a high single digit percentage of certain sublicensing revenue (including royalties) received in connection with Cultured Products. On a country-by-country basis, our payment obligations with respect to Natural Products expires twenty-five years after first commercial sale of such Natural Product in such country, and, with respect to Cultured Products expires fifteen years after first commercial sale of such Cultured Product in such country. We are also obligated to pay OpenBiome up to $6.0 million in the aggregate upon achievement of certain development and regulatory milestones with Natural Products and $20.0 million in the aggregate upon achievement of certain commercial milestones with Natural Products.

LMIC License Agreement

In November 2020, concurrently with entering into the OpenBiome Agreement, we entered into a license agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive license, with the right to grant sublicenses, under certain of our patents, patent applications and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or Natural Products, to make, use, sell, have sold, offer for sale and import Natural Products and formulated liquid suspensions derived from the stool of a stool donor source that may be incorporated into a Natural Product, in either case for the treatment in humans of malnutrition and neglected tropical diseases in certain low- and middle-income countries, or the LMIC Territory. The license grant excludes any license to exploit a Natural Product wherein processed stool is lyophilized (such as in the case of CP101) or to otherwise use the licensed intellectual property to lyophilize a product.

Pursuant to the LMIC Agreement, we own all improvements, enhancements or modifications to the licensed intellectual property (whether or not patentable) invented by either party during the term of the LMIC Agreement. OpenBiome has agreed to assign to us its interest in and to any such improvements, enhancements or modifications.

Pursuant to the LMIC Agreement, we are entitled to receive tiered royalties on net sales of Natural Products and products that incorporate formulated liquid suspensions derived from the stool of a stool donor source that may be incorporated into a Natural Product in the LMIC Territory ranging from mid-single digit to low-second decile. Royalties are payable on a product-by-product and country-by-country basis during the period beginning on the first commercial sale of such product in such country and ending on the later of the expiration of the last to expire valid claim from a licensed patent that covers such product or ten years from the date of the LMIC Agreement.

The LMIC Agreement expires on product-by-product and country-by-country basis upon expiry of the applicable royalty obligation for such product in such country. OpenBiome has the right to terminate the LMIC Agreement upon specified prior written notice to us. Either party may terminate the LMIC Agreement in the event of an uncured material breach by the other party of either the LMIC Agreement (or uncured breach by OpenBiome of the OpenBiome Agreement), provided that if such uncured material breach is limited to a breach of the LMIC Agreement in a particular country, our right to terminate the LMIC Agreement is limited to just such country. Either party may terminate the LMIC Agreement in the event of the insolvency of the other party. We may terminate the LMIC Agreement in the event that OpenBiome brings, or assists in bringing, a challenge to the validity, patentability, scope, construction, inventorship, ownership, enforceability or non-infringement of any licensed patent or patent application.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, such as our product candidates and any future product candidates. We, along with third-party contractors, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject an applicant to delays in development or approval or licensure, as well as administrative or judicial sanctions.

Regulatory Approval of Biological Products in the United States

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. Biological products are also subject to other federal, state, local and foreign statutes and regulations. The process required by the FDA before biological product candidates may be marketed in the United States generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with the FDA’s Good Laboratory Practice, or GLP, requirements;
•
submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually and when certain changes are made;

•
approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice, or GCP, requirements and other clinical trial-related regulations to establish the safety, purity and potency of the product candidate for each proposed indication;
•
preparation and submission to the FDA of a biologics license application, or BLA, after completion of all clinical trials;
•
payment of any user fees for FDA review of the BLA;
•
a determination by the FDA within 60 days of its receipt of a BLA to accept the application for review;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biological product, or components thereof, will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•
satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the BLA to assure compliance with GCPs and integrity of the clinical data; and
•
FDA review and approval of the BLA, to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical Studies

Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product biological characteristics, chemistry, toxicity, formulation and stability, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and eligibility criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the investigational product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Disclosure of the results of these clinical trials can be delayed in certain circumstances.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if, among other things, the clinical trial was conducted with qualified investigators in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

For purposes of BLA submission and approval, clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, which may overlap or be combined:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the biological product candidate. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. The primary purpose of these clinical trials is to assess the safety, dosage tolerance, absorption, metabolism and distribution of the biological product candidate in humans, the side effects associated with increasing doses, and, if possible, early evidence of effectiveness.
•
Phase 2 clinical trials generally involve studies conducted in a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide statistically significant evidence of clinical efficacy of the biological product candidate for its intended use, further evaluate its safety and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval and labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biological product candidate.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

The FDA may, at any time while clinical trials are ongoing under the IND, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay a proposed clinical study or cause suspension of an ongoing study until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. Additionally, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within fifteen calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over their shelf life.

FDA Review Processes of Biological Products

Assuming successful completion of all required testing and clinical trials of a biological product candidate in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product candidate’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product candidate, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the identity, quality, safety, purity and potency of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

The FDA reviews a submitted BLA to determine if it is substantially complete before the FDA accepts it for filing and may request additional information from the sponsor. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. In this event, the BLA must be resubmitted with any additional information requested. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. The FDA reviews a BLA to determine, among other things, whether the biological product candidate is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Under the goals agreed to by the FDA under PDUFA, the FDA has ten months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The review process and the PDUFA goal date for both standard and priority review BLAs may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission within the last three months before the PDUFA goal date.

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether such facilities comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

The FDA also may inspect one or more clinical sites and audit data from clinical trials to ensure compliance with GCP requirements and the integrity of the data supporting safety, purity, and potency of the product candidate. Additionally, the FDA may refer applications for novel product candidates or product candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it generally considers such recommendations carefully when making decisions on approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product is produced, it will issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the biological product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s)

and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing in order for the FDA to reconsider the application for approval. If a CRL is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months from receipt, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations to specific diseases and dosages or the indications for use for which such product may be marketed. For example, the FDA may require a Risk Evaluation and Mitigation Strategy, or REMS, to help ensure that the benefits of the biological product outweigh the potential risks to patients. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use, or ETASU. An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require, or companies may voluntarily pursue, one or more post-market clinical trials, sometimes referred to as Phase 4 clinical trials, and testing and surveillance programs to further assess and monitor the product’s safety and effectiveness after approval, and may limit further marketing of the product based on the results of these post-marketing studies.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation on its own does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Among the benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee. In addition, if a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication. In the latter case, because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used off-label for the orphan indication despite another product’s orphan exclusivity.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. For example, Fast Track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and where preclinical or clinical data demonstrate the potential to address unmet medical needs for the disease condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a biological product candidate can request the FDA to designate the candidate for a specific indication for Fast Track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biological product candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. The sponsor of a Fast Track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. A Fast Track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Any product submitted to the FDA for approval, including under the Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Breakthrough Therapy designation may be granted for product candidates that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Under the Breakthrough Therapy program, the sponsor of a new biological product candidate may request that the FDA designate the candidate for a specific indication as a Breakthrough Therapy concurrent with, or after, the submission of the IND for the biological product candidate. The FDA must determine if the biological product qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to product candidates designated as breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical studies in an efficient manner. The designation also includes all of the Fast Track program features, including eligibility for rolling review of BLA submissions if the relevant criteria are met.

Priority review may be granted for product candidates that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in the safety and effectiveness of the treatment, diagnosis or prevention of serious conditions when compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that is reasonably likely to predict the clinical benefit of the product candidate and substitutes for a direct measurement of how a patient feels, functions or survives. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA prior to the intended date or dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information and Exclusivity

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g. new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA generally does not apply to any biological product for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides a six-month extension of any exclusivity—patent or non-patent—for a biological product if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biological product in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements for Biological Products

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, reporting updated safety and efficacy information, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Once a BLA is approved, a product will be subject to certain additional post-approval requirements, such as quality control, biological product manufacture, packaging and labeling procedures that must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Manufacturers of biological products are required to comply with applicable requirements in the cGMP regulations, including quality control, quality assurance and maintenance of records and documentation. Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA, including those focused on manufacturing facilities to assess compliance with cGMPs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•
fines, warning or other enforcement-related letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biological products, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products. As with drugs, after approval of a biological product candidate, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

U.S. Patent Term Restoration, Biosimilars and Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our biological product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The United State Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, signed into law in 2010, includes a subtitle called The Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA an application for a biosimilar or interchangeable product may not be accepted by the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

International Regulation

In addition to regulations in the United States and Europe, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA or European Commission approval.

Coverage and Reimbursement

In the United States, market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations, pharmacy benefit management organizations, and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is a covered benefit under its health plan; safe, effective and medically necessary; appropriate for the specific patient; cost-effective; and neither experimental nor investigational.

While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Further, third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Accordingly, third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert resources.

Outside of the United States, the commercialization of therapeutics is generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the European Union, medical product prices are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after a product receives marketing approval. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, product prices under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Further, the commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Moreover, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for one any of our products once approved, market acceptance and commercial success would be limited.

Other Healthcare Laws and Regulations and Legislative Reform

Healthcare Laws and Regulations

Healthcare providers, including physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with professionals, principal investigators, consultants, third-party payors and customers subject us to various federal and state fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Our current and future operations are subject to regulation by various federal, state, and local authorities in addition to the FDA, including but not limited to the Centers for Medicare & Medicaid Services, or CMS, the U.S. Department of Health and Human Services (including the Office of Inspector General, Office for Civil Rights and the Health Resources and Services Administration), or HHS, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. The healthcare laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for, or to induce or reward either the referral of an individual for, or the purchase, lease, order or arrangement for, or recommendation of the purchase, lease, order, or arrangement for, any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Additionally, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the ACA, signed into law in 2010, provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•
federal civil and criminal false claims laws, such as the False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of or approval from the federal government, including Medicare, Medicaid and other government payors, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Drug manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, among other things, imposes civil and criminal liability for knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense. HIPAA also creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose privacy, security and breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and their covered subcontractors that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to (i) payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), other healthcare providers (such as physicians assistants and nurse practitioners), and teaching hospitals and (ii) physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
state and foreign laws that are analogous to each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers, and state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and
•
state and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require the registration of pharmaceutical sales representatives; state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state laws that require the posting of information relating to clinical trials and their outcomes; and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Legislative Reform

We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation.

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the U.S. Congress enacted the ACA, which included changes to the coverage and reimbursement of drug products under government healthcare programs such as:

•
increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program;
•
established a branded prescription drug fee that pharmaceutical manufacturers of certain branded prescription drugs must pay to the federal government;
•
expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program;
•
established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•
created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;
•
established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•
established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and
•
created a licensure framework for follow-on biologic products.

There have been judicial, executive branch and congressional challenges to certain aspects of the ACA. For example, in 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act of 2017, or Tax Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the health reform measures of the Biden administration will impact the ACA and our business.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, absent additional congressional action. The Coronavirus Aid, Relief and Economic Security Act, and subsequent legislation, suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, in 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. Moreover, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose implementing drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump signed several executive orders aimed at lowering drug prices. As a result, the FDA released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. We expect that additional state and federal healthcare reform measures will be adopted in the future.

Employees and Human Capital Resources

As of December 31, 2021, we had 189 employees. Of these 189 employees, 156 are engaged in research and development activities and 33 are engaged in business development, finance, legal, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our 2021 Equity Incentive Plan is to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards.

We believe that our long-term success requires a diverse and inclusive workforce. We value diversity at all levels of the organization and continue to focus on extending our diversity, equity and inclusion initiatives across our entire workforce, including through our Diversity, Equity and Inclusion Committee, which is a cross-functional group designed to create programs focused on understanding employees’ intersecting identities, honoring differences and rooting out systemic inequity. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We conduct regular employee engagement surveys, and our board of directors provides input on important decisions relating to these matters, including with respect to employee compensation and benefits and talent acquisition and retention.

Corporate Information

We were originally incorporated in Delaware in November 2014 and until September 21, 2017, or the Merger Date, we conducted our business through Finch Therapeutics, Inc., a Delaware corporation. On the Merger Date, pursuant to the terms of the agreement and plan of merger, or the Merger Agreement, Finch Therapeutics, Inc. and Crestovo Holdings LLC, a Delaware limited liability company, completed a merger of equals. Pursuant to the terms of the Merger Agreement, each of Finch Therapeutics, Inc. and Crestovo Holdings LLC became a wholly-owned subsidiary of Finch Therapeutics Group, Inc. Crestovo Holdings LLC was renamed Finch Therapeutics Holdings LLC in November 2020.

Our principal executive office is located at 200 Inner Belt Road, Suite 400, Somerville, Massachusetts 02143. Our telephone number is (617) 229-6499. Our website address is www.finchtherapeutics.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this Annual Report on Form 10-K.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. The SEC maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

Our business is subject to numerous risks. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K as well as our other public filings with the Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and growth prospects and cause the trading price of our common stock to decline.

Risks Related to Our Financial Position and Capital Needs

We have a limited operating history, have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage microbiome therapeutics company with a limited operating history. Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, including for our Human-First Discovery platform, and raising capital. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the years ended December 31, 2021 and 2020, we reported net losses of $58.2 million and $39.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $161.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for our therapeutic product candidates CP101, for the prevention of recurrent Clostridioides difficile infection, or CDI, FIN-211, to address symptoms of autism spectrum disorder, or ASD, and any other current or future product candidates we may develop.

We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of CP101 for the prevention of recurrent CDI, including our Phase 3 clinical trial of CP101, and seek to resolve the clinical hold on our investigational new drug application, or IND, for CP101, which is expected to extend timelines and increase costs;
•
initiate preclinical studies and clinical trials for our other product candidates and any additional product candidates that we may pursue in the future, including our earlier-stage programs such as our planned Phase 1b clinical trial of FIN-211 to address symptoms of autism spectrum disorder, or ASD;
•
develop, optimize and scale our manufacturing processes and capabilities, including commissioning and qualifying newly constructed facilities to support the commercial scale production of CP101 and, in the future, similar scale-up for our other drug candidates, which may include the development of new technology;
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

To become and remain profitable, we, our collaborators and any potential future collaborators must develop and eventually commercialize products with significant market potential. This will require us to be successful in a range of challenging activities as to which we can make no assurances that we will be successful, including resolving the clinical hold on our IND for CP101, addressing findings from the related quality investigation, completing related manufacturing activities with respect to both CP101 and FIN-211, and providing additional information to the FDA regarding our PRISM4 protocol and the validation package for one of our release tests, which is utilized for both CP101 and FIN-211. We will also need to be successful in completing preclinical studies and clinical trials, obtaining marketing approval for product candidates, manufacturing, marketing and selling products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

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

To date, we have primarily funded our operations through the IPO, private placements of equity securities and upfront and milestone payments received pursuant to our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and, if approved, commercialize, our product candidates. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise capital is dependent on a number of factors, including the market demand for our common stock, which is uncertain. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

As of December 31, 2021, our cash and cash equivalents were $133.5 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the timing, costs, progress and results of our ongoing and planned clinical trials of CP101, FIN-211 and other product candidates, including our ability to resolve the clinical hold on our IND for CP101, address findings from our related quality investigation, complete related manufacturing activities with respect to both CP101 and FIN-211, and provide additional information to the FDA regarding our PRISM4 protocol and the validation package for one of our release tests, which is utilized for both CP101 and FIN-211;
•
the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
•
the scope, progress, results and costs of our research programs and preclinical development of other product candidates that we may pursue;

•
the development requirements of other product candidates that we may pursue;
•
any possible delays or interruptions with our clinical trials, our receipt of services from our third-party service providers on whom we rely, our supply chain or other regulatory challenges, including those due to the COVID-19 pandemic or to other unforeseen global events;
•
our headcount growth and associated costs as we conduct our research and development and establish a commercial infrastructure;
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
•
the cost of potential stockholder litigation or regulatory investigations, which may involve past or future significant announcements, transactions or disclosures since our IPO; for example, several class action plaintiff law firms have issued press releases announcing that the firms are investigating securities law claims on behalf of our stockholders following our March 1, 2022 announcement that enrollment in PRISM4 was paused following receipt of the clinical hold letter on February 24, 2022;
•
the cost of potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates, such as the complaint filed by Rebiotix Inc. and Ferring Pharmaceuticals Inc., seeking a declaratory judgment of non-infringement and invalidity with respect to seven U.S. patents owned by us;
•
the effect of competing technological and market developments;
•
the cost and timing of completion of commercial-scale manufacturing capabilities for future product candidates;
•
the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional strategic collaborations;
•
the revenue, if any, received from commercial sales of CP101, FIN-211, and any future product candidates for which we receive marketing approval;
•
the cost of equipment and physical infrastructure to support our research and development; and
•
the costs of operating as a public company, including costs associated with compliance, disclosure and insurance.

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

Risks Related to the Development of Our Product Candidates

We are currently subject to a clinical hold on our IND for CP101. We need to resolve the FDA clinical hold issues in order to proceed with enrollment in our PRISM4 clinical trial and initiate our Phase 1b clinical trial in ASD. Our business may be adversely affected if the clinical hold is not resolved in a timely manner or if regulatory concerns lead to additional delays and/or FDA enforcement actions.

CP101 is our lead product candidate, and as announced on March 1, 2022, we paused enrollment in our Phase 3 clinical trial of CP101 in recurrent CDI, which we refer to as the PRISM4 trial, in response to receipt of a clinical hold letter from the FDA on February 24, 2022.

In March 2020, at the outset of the COVID-19 pandemic, the FDA issued a public safety alert regarding the potential risk of transmission of SARS-CoV-2 virus through the use of donor-derived investigational microbiome therapies and the need for additional safety precautions. At that time, the FDA placed our IND for CP101 on partial clinical hold, requiring us to implement new SARS-CoV-2 screening measures for any microbiota material donated on or after December 1, 2019 and to address the risk of SARS-CoV-2 transmission in the informed consent process. Following communications with the FDA in January 2022, on February 24, 2022, the FDA sent us a clinical hold letter, stating that the FDA required additional information about our SARS-CoV-2 screening protocols and related informed consent language, and that a clinical hold remains in effect until the FDA's requests have been satisfactorily addressed. We also received an additional letter from the FDA, dated March 17, 2022, requesting changes to the testing algorithm used to diagnose suspected CDI recurrences in PRISM4, as well as additional information regarding the proposed statistical analysis plan for PRISM4 and the validation package for one of our release tests, which is utilized for both CP101 and FIN-211.

We are unable to proceed with enrollment in the PRISM4 trial until: the FDA removes the clinical hold; we address findings from our ongoing quality investigation in connection with the clinical hold; we conduct additional manufacturing activities with respect to CP101 to satisfy certain of the FDA's requests related to SARS-CoV-2 screening and testing; and we satisfactorily address the FDA's additional questions regarding PRISM4 and the validation package for one of our release tests. Because FIN-211, our product candidate designed to address symptoms of ASD, includes donor-derived components, the clinical hold will also delay initiation of our Phase 1b clinical trial of FIN-211 and will require us to conduct additional manufacturing activities with respect to components of FIN-211 in order to satisfy the FDA's requests. If we are delayed longer than anticipated in successfully addressing the FDA’s concerns underlying the clinical hold and the subsequent letter regarding PRISM4, our costs and timelines associated with our clinical trials in recurrent CDI and ASD would change, potentially in a significant manner.

In November 2021, we began dosing participants in our PRISM4 trial with CP101. Since we dosed participants while the clinical hold was in effect, we may be subject to an additional clinical hold or FDA administrative, advisory, or enforcement actions, which could include, among other things, a warning letter, and the participants dosed during this time may not be considered part of the per protocol population and/or efficacy analysis for PRISM4. An additional clinical hold or FDA administrative, advisory, or enforcement actions could result in a significant delay in our development of CP101, FIN-211 and other current or future product candidates, a significant increase in costs, could delay or potentially jeopardize our ability to commence product sales and generate revenue, could result in adverse publicity, and could cause a decline in our stock price, any of which may adversely affect our business. In addition, if we are unable to resolve the clinical hold favorably or if the FDA or other regulatory agencies express any concerns regarding the use of donor material in microbiome therapeutics, it could adversely affect our ability to develop CP101, FIN-211 and other current or future product candidates.

We are heavily dependent on the success of our product candidates, which are in clinical and preclinical development. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. We are early in our product candidate development efforts, as CP101 is our only product candidate to reach clinical development to date. Because CP101 is our lead product candidate, and the IND for CP101 is currently under clinical hold by the FDA, if CP101 encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of CP101, FIN-211 and any other current or future product candidates we develop, which may never occur. CP101, FIN-211 and any other product candidates we develop will require additional preclinical and clinical development, management of clinical, preclinical, manufacturing and quality activities, marketing approval in the United States and other jurisdictions for specific indications for use, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

•
our ability to resolve the clinical hold on our IND for CP101, address findings from our related quality investigation, complete related manufacturing activities with respect to both CP101 and FIN-211, and provide additional information to the FDA regarding our PRISM4 protocol and the validation package for one of our release tests, which is utilized for both CP101 and FIN-211;
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
•
our ability to demonstrate to the satisfaction of the FDA or any comparable foreign regulatory authority that the applicable product candidate is safe and effective as a treatment for our targeted indications or, in the case of an applicable product candidate that is regulated as a biological product, that the applicable product is safe, pure, and potent and controlled for our targeted indications and in either case, that our quality management systems are sufficient to ensure such results;
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

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborators. If we are unable to develop, receive regulatory approval for, or successfully commercialize our current or future product candidates, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize CP101, FIN-211 or any other current or future product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for our current and future product candidates, we may not be able to continue our operations.

Our product candidates are based on microbiome therapeutics, which is an unproven approach to therapeutic intervention.

All of our product candidates are based on microbiome therapy, a therapeutic approach that is designed to treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge, has any other company, received regulatory approval for a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, the efficacy potential of our microbiome therapeutics may vary based on indication and use in different patient populations including geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process or evolving FDA standards and guidance, increase our expected development costs and delay or prevent commercialization of our product candidates. Regulatory requirements governing microbiome therapies are still developing and may change in the future or may be influenced by our competitors’ product candidates if they receive FDA approval before we do. Regulatory authorities and advisory groups, and the new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our current or future product candidates or lead to significant post-approval limitations or restrictions.

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

Our microbiome therapeutics platform relies in part on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with pathogens or disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. While we screen for a broad set of pathogens as a part of our manufacturing process, the donated human stool may contain organisms of which we are not aware and that could have an adverse effect on the safety of our product candidates and on the outcomes of our preclinical studies or clinical trials. For example, our SARS-CoV-2 donor screening protocols may not be satisfactory to regulatory authorities, as the FDA has requested information about our protocols in the clinical hold letter we received in February 2022. Improper storage or shipment of these materials, by us or any third-party suppliers, may require us to destroy some of our raw materials or products which could create supply shortages, interruptions or other delays or require identification and contracting of additional third-party suppliers which we may not be able to do in a timely manner or on favorable terms.

Our relationship with OpenBiome may adversely affect our ability to develop our product candidates and subject us to increased liability.

The Microbiome Health Research Institute, Inc., or OpenBiome, is a non-profit organization that was co-founded in 2012 by our Chief Executive Officer and member of our board of directors, Mark Smith, Ph.D. OpenBiome operates a stool bank and sells and distributes fecal microbiota transplant products, or OpenBiome FMT Materials, for clinical research and for use in treating CDI not responding to standard therapy under its interpretation of the FDA’s policy of enforcement discretion. In July 2013, the FDA issued guidance stating that it intended to exercise a policy of enforcement discretion regarding the IND regulatory requirements for the use of FMT used to treat CDI not responding to standard therapies, provided that the treating physician obtains appropriate informed consent from the patient or his or her legally authorized representative. We have historically had a close relationship with OpenBiome and are currently and have previously been party to several agreements with OpenBiome related to, among other things, the license of various technology and intellectual property rights. In addition, Carolyn Edelstein, the co-founder and former Executive Director of OpenBiome, is married to Dr. Smith. Although we believe our agreements with OpenBiome have been negotiated at an arms-length basis, there may be a perception that the terms of any such agreements have not been fairly negotiated, which could increase regulatory scrutiny, adversely impact our reputation or otherwise impair our ability to operate effectively.

In 2016, we entered into a Master Strategic Affiliation Agreement with OpenBiome, or the Strategic Agreement, pursuant to which, among other things, we manufactured OpenBiome FMT Materials to specifications defined by OpenBiome for distribution and sale by OpenBiome through February 2019. These OpenBiome FMT Materials have been and may continue to be distributed and sold by OpenBiome, and administered to patients. The FDA may not agree with OpenBiome’s interpretation or application of the FDA’s enforcement discretion policy to its product distribution. We terminated the Strategic Agreement in 2020 as part of signing an asset purchase agreement, or the OpenBiome Agreement, and license agreement with OpenBiome, pursuant to which we acquired certain biological materials, equipment, and other assets, and cross-licensed certain intellectual property. The OpenBiome Agreement also retained certain existing intellectual property and biological materials licenses from the Master Strategic Affiliation Agreement into a stand-alone agreement. Although we are indemnified for causes of action relating to the distribution and sale of the OpenBiome FMT Materials, we may nonetheless become parties to potential product liability claims that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products such as OpenBiome FMT Materials.

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

OpenBiome has also supplied us with biological materials derived from human stool, which we have used as raw materials, subject to additional testing, screening and processing, in the manufacture of our product candidates, such as CP101 and FIN-211, for use in our current and planned clinical trials. During the time we engaged OpenBiome to supply us with such human stool material, OpenBiome received a clinical hold from the FDA with respect to the need for new screening measures to mitigate the risk of transmission of SARS-CoV-2 from donor to recipient of its OpenBiome FMT materials, and the need for additional information regarding OpenBiome’s quality systems. This clinical hold was removed in January 2021. Although the OpenBiome clinical hold did not preclude us from receiving OpenBiome-supplied biological materials for our manufacturing activities, given that some materials were received while OpenBiome was under clinical hold, we may not be able to use these materials for such purposes if the FDA or other parties perceive such materials to be unsuitable for use in an investigational drug. For example, the FDA or other regulatory agencies may determine that the materials should not be used for reasons underlying the clinical hold, or different reasons. In addition, while we have tested these materials and reviewed manufacturing records to ensure they meet our quality standards, we are using an assay to screen for COVID-19 that the FDA may not deem acceptable; moreover, in its February 2022 clinical hold letter for our CP101 IND, the FDA requested additional information regarding this assay. In addition, we may not be able to recoup the costs associated with acquiring these biological materials from OpenBiome.

In addition, in connection with the closing of the transactions contemplated by the OpenBiome Agreement, we acquired certain capital equipment and assumed the contracts with certain service providers to which OpenBiome was a party. Although the OpenBiome Agreement is structured to exclude the assumption of any liabilities of OpenBiome, we may be subject to unknown liabilities with respect to the assets we have acquired or contracts we have assumed.

Clinical trials are difficult to design and implement, and they involve a lengthy and expensive process with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of CP101, FIN-211 or any other current or future product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all; for example, we have decided to pause development of CP101 in HBV at this time, which we believe will allow us to maximize our working capital available for investment in our wholly-owned recurrent CDI and ASD programs. Moreover, even if these trials are initiated or conducted on a timely basis, issues may arise that could result in the suspension or termination of such clinical trials.

We may experience delays in our ongoing clinical trials or preclinical studies and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or in sufficient numbers, have sufficient drug supply for our product candidates on a timely basis or be completed on schedule, if at all. For example, enrollment in PRISM4 is currently paused following receipt from the FDA of a clinical hold letter on February 24, 2022. Further, because FIN-211 includes donor-derived components, the clinical hold will also delay initiation of our Phase 1b clinical trial in ASD. A failure of one or more clinical trials can occur at any stage of testing, and our ongoing and future clinical trials may not be successful. We also may experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize CP101, FIN-211 or any other current or future product candidates, including:

•
delays in or failure to obtain regulatory authorizations to commence clinical trials;
•
delays in reaching a consensus with regulatory agencies as to the design or implementation of our clinical trials; for example, we plan to have further discussions with the FDA regarding the size and make-up of the safety database for CP101 and we recently received a letter from the FDA requesting changes to the testing algorithm used to diagnose suspected CDI recurrences in PRISM4, as well as additional information regarding the proposed statistical analysis plan for PRISM4 and the validation package for one of our release tests, any of which could result in the need for additional studies or delays in our development timelines;
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

In connection with the COVID-19 pandemic, we experienced a slowdown to enrollment in our PRISM-EXT and PRISM4 clinical trials, as well as interruptions to operations at our donor centers, including certain periods during which we accepted limited donations due to staffing constraints. We may experience additional COVID-19 related disruptions in the future that could severely impact our clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Annual Report on Form 10-K, such as the ultimate geographic spread of the disease, the duration of the outbreak, the impact of emerging variants, the duration and effect of business disruptions and the short- and long-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, occupancy limits, vaccine mandates and business closures in the United States and other countries to contain and treat the disease, and the effectiveness and acceptance of vaccines. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

The demand for vaccines for COVID-19 and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, since the Office of Vaccines Research and Review at FDA, which is responsible for review and approval of microbiome product candidates, is responsible for the review of COVID-19 vaccines, responses from FDA may be delayed. Many Review Divisions at FDA, including the Office of Vaccines Research and Review at FDA, have experienced delays in some timelines related to the Prescription Drug User Fee Act due to demands brought about by COVID-19.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, including CP101, FIN-211 and any other current or future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our investigational drug products are safe and effective for use in each targeted indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. For example, in addition to gastrointestinal endpoints, our development program for FIN-211 in ASD includes exploration of behavioral endpoints, which are not yet well-established. If we fail to validate behavioral instruments for use in our ASD clinical protocols, we would not be able to rely upon those instruments or endpoints to support FDA approval. Further, the process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications, patient population and regulatory agency. Prior to obtaining approval to commercialize CP101, FIN-211 and any other current or future product candidates in the United States or abroad, we, our collaborators or our potential future collaborators must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. For example, we plan to have further discussions with the FDA regarding the size and make-up of the safety database for CP101 which could result in the need for additional studies or delays in our development timelines.

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

Even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do. More trials could be required before we submit our product candidates for approval, especially for indications such as ASD, for which clinical endpoints are not well-established. We cannot guarantee that the FDA or comparable foreign regulatory authorities will view our product candidates as having efficacy even if positive results are observed in clinical trials. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, approval of CP101, FIN-211 and any other current or future product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

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

Accordingly, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biotechnology and pharmaceutical industries, including certain of our competitors in microbiome therapeutics, have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. For example, we recently received a letter from the FDA requesting changes to the testing algorithm used to diagnose suspected CDI recurrences in PRISM4, which had been used in PRISM3. Additionally, products used in small early-stage studies may be from a limited number of donors, and it is possible that efficacy might be linked to the microbial community found in a specific donor or a limited set of donors, such that the results might not apply for a broader group of donors with varying microbial compositions. Any such setbacks in our clinical development could have a material adverse effect on our business, financial condition and results of operations.

Additionally, some of the clinical trials we conduct, including a portion of the PRISM4 trial, may include open-label trials conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved product or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Given that we plan to in the future conduct open-label clinical trials, the results from these clinical trials may not be predictive of future clinical trial results with these or other product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

The results of our clinical trials of CP101, FIN-211 and future clinical trials of our other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

Additionally, adverse developments in clinical trials of pharmaceutical and biopharmaceutical products conducted by others or with commercial products offered by others may cause the FDA or other regulatory oversight bodies to suspend or terminate our clinical trials or change the requirements for approval of any of our product candidates or otherwise adversely impact the clinical and commercial development of our product candidates. Such adverse developments may cause the FDA to perceive CP101 or other current or future product candidates as unsafe and bring increased regulatory scrutiny to our clinical operations more broadly, lead to decreased confidence by patients, physicians and contract research organizations, or CROs, in our product candidates, and result in reduced demand for any product that we may develop if approved. For example, in June 2019, the FDA issued a safety alert regarding the risk of serious adverse reactions due to the transmission of multi-drug resistant organisms in connection with FMT treatment provided by a local, hospital-based FMT program. Two immunocompromised adults, one of whom later died, received FMT treatment from this hospital-based FMT program and subsequently developed infections caused by extended-spectrum beta-lactamase-producing E. coli. In March 2020, the FDA issued another safety alert regarding the potential of serious or life-threatening infections with the use of FMT treatment after OpenBiome reported occurrences of enteropathogenic E. coli and shigatoxin-producing E. coli in FMT recipients. Also in March 2020, FDA issued a safety alert regarding the potential risks of transmission of COVID-19 by FMT and placed our IND for CP101 on partial clinical hold.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to recruit a sufficient number of eligible patients to participate and remain in the trial until its conclusion. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments, such as FMT, or for other reasons, including the ongoing COVID-19 pandemic and negative perceptions of our product candidates. For example, enrollment in PRISM4 commenced later than we anticipated due to, among other things, vendor delays and staffing shortages in connection with the COVID-19 pandemic. Enrollment in PRISM4 is currently paused following receipt from the FDA of a clinical hold letter on February 24, 2022, requesting additional information about our SARS-CoV-2 donor screening protocols. Further, because FIN-211 includes donor-derived components, the clinical hold will also delay initiation of our Phase 1b clinical trial in ASD. Any delays related to patient enrollment could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by many factors, including the:

•
size and nature of the patient population and process for identifying patients;
•
proximity and availability of clinical trial sites for prospective patients;
•
eligibility and exclusion criteria for the trial;
•
design of the clinical trial;
•
burden or perceived burden of participation in the trial;
•
safety profile, to date, of the product candidate under study;
•
perceived risks and benefits of the product candidate under study;
•
perceived risks and benefits of our approach;
•
approval and availability of competing product candidates currently under investigation for the treatment of similar diseases or conditions, or competing clinical trials, including several ongoing trials of our competitors of which we are aware, for similar product candidates or targeting patient populations meeting our patient eligibility criteria;
•
severity of the disease under investigation;
•
degree of progression or stage of the patient’s disease at the time of enrollment;
•
ability to obtain and maintain patient consent;
•
risk that enrolled patients will drop out before completion of the trial;
•
patient referral practices of physicians; and
•
ability to adequately monitor patients during and after treatment.

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our planned clinical trials. For example, we are developing CP101 for the prevention of recurrent CDI, which does not have a large patient population, and, as a result, we may encounter difficulties enrolling subjects in our clinical trials evaluating CP101 for the prevention of recurrent CDI due, in part, to the small size of this patient population.

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
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective as a treatment for our targeted indications, or, in the case of a product candidate regulated as a biological product, that the product candidate is safe, pure and potent and controlled for its proposed indication, or, in either case, that our quality management systems are sufficient to ensure such results;

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
•
regulatory requirements for microbiome therapeutics may be influenced by our competitors’ interactions with the FDA or comparable foreign regulatory authorities, including the possibility that a competitor fails to receive regulatory approval;
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

We have previously conducted, and plan in the future to conduct, one or more clinical trials outside the United States, including in, but not limited to, Canada, Europe, Australia, New Zealand and Hong Kong. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Results for our clinical trials may differ by jurisdiction as a result of varying standards of care or local restrictions on reimbursement from third-party payors for clinical trials, thereby affecting the willingness of the FDA or any comparable foreign regulatory authority to accept such data. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction. In addition, conduct of clinical trials on a global basis may expose us to geopolitical risks impacting the ability of institutions and patients to participate in our trials.

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

Further, as our product candidates are developed through early- to late-stage clinical trials towards approval and commercialization, we may make alterations to these products and their method of manufacture and use, including changes to our manufacturing processes, in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently than they did in the past and affect the results of planned clinical trials or other future clinical trials. In such circumstances, the FDA or foreign regulatory authorities may require that we conduct bridging comparability testing or other additional clinical studies to confirm the clinical relevance of prior data. For example, early prototype versions of CP101 were manufactured by investigators at the University of Minnesota using certain different techniques and equipment than we have used and intend to use as we continue to advance CP101.

Historically, early versions of CP101 were manufactured using unoptimized processes by third-party research collaborators that we have not used, or do not intend to use, in more advanced clinical trials or commercialization. We have, and may continue to, alter our manufacturing processes, product release criteria, dose strength or dosing regimen, and other aspects of CP101 to optimize it for late-stage clinical trials or commercialization. Although we are working to develop commercially viable processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale-out, process reproducibility, stability issues, lot consistency, and timely availability of reagents or raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. For example, in recent correspondence, the FDA has asked for additional information regarding the validation package for one of our release tests, which is utilized for both CP101 and FIN-211; that validation package will need to be reviewed by the FDA before we are able to proceed with enrollment in PRISM4, which could delay the trial. If we receive additional questions from the FDA regarding the validation package, the timelines for our trials could be further delayed.

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

Further, we plan in the future to conduct one or more clinical trials outside the United States. Jurisdictions outside of the United States, including Europe, have distinct regulatory requirements that our facilities, materials, manufacturing processes, and quality systems may not satisfy. If we are unable to meet required standards, we may be unable to conduct trials or commercialize our product candidates in certain jurisdictions outside of the United States.

We rely on third-party donors of biological material to manufacture certain product candidates such as CP101 and FIN-211, and if we do not obtain an adequate supply of acceptable material from those qualified donors, the clinical and commercial supply of these product candidates may be adversely impacted.

We use human stool from extensively-screened third-party donors as starting material in the manufacture of several of our product candidates, including CP101 and FIN-211. The stool that is received from these third-party donors is tested for certain pathogens and processed without the use of replication or culturing to form an active ingredient in our products. Our ability to manufacture CP101, FIN-211 and other product candidates using donor-derived materials at clinical and commercial scale depends on obtaining a consistent and adequate supply of stool material. We are not currently aware of alternative sources of supply that would be sufficient to meet our clinical and commercial needs. Therefore, any delay of our ability to manufacture using donor-derived materials could significantly impact our clinical timelines.

In the past, we have relied on stool donor programs operated by OpenBiome and the University of Minnesota for the supply of human stool material used in the manufacture of our product candidates, including CP101. In connection with the Asset Purchase Agreement with OpenBiome, we have licensed certain technology and have acquired assets that enable our internal stool donor program in support of the clinical development and commercialization of CP101 and our other product candidates.

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

While we extensively test the biological materials that we receive from qualified third-party donors or suppliers for the presence of certain pathogens and other microorganisms, there can be no assurances that we will detect all pathogens and other microorganisms in our products, which could result in an adverse reaction in persons who use or consume our products. Our testing processes may fail to identify pathogens in the stool that we receive from donors within our donor program, or such testing processes may be unacceptable to regulatory authorities. For example, in the clinical hold letter we received on February 24, 2022 for our CP101 IND, the FDA requested more information with respect to, among other things, our SARS-CoV-2 testing methods. In addition, the emergence of new pathogens could affect the availability of stool donors, or require us to develop new testing processes to test both new and existing material and product, either of which could cause delays or shortage in the manufacture and distribution of our products. The presence of pathogens in the stool material that we receive from third-party donors may also result in adverse reactions in persons who use or consume products that are derived from that material. Additionally, regulatory or industry pathogen testing requirements may change over time, possibly making it more challenging to locate qualified donors, or requiring the development and validation of new test methods, which could adversely affect our ability to collect adequate supply and increase costs related to product manufacturing. For example, screening for enteropathogenic E. coli has resulted in exclusion of otherwise qualified donors.

We operate our own manufacturing facility for certain product candidates, which requires significant resources and we may fail to successfully operate our facility, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We recently completed construction of our manufacturing facility to support the manufacture of our product candidates, including CP101 and FIN-211, for use in clinical development or for potential commercial sale. We may not be able to manufacture enough product at this facility to meet the clinical and commercial demand for our product candidates. We also cannot be sure that the manufacturing processes employed by us will result in products that will be safe and effective or that we will be able to demonstrate to the satisfaction of the FDA or other regulatory authorities that our quality management systems are sufficient to ensure such results. Moreover, we may run into delays or cost overruns in connection with the qualification and validation of our manufacturing facility, including the transfer of technology into that recently completed facility, which would increase our net losses and have an adverse effect on our stockholders’ equity and working capital. For example, the FDA may find deficiencies in our technology transfer process or require one or more comparability studies of our drug product using test methods that we would need to develop. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates, if approved. There is a lack of third-party CMOs willing or able to manufacture whole community product candidates like CP101 and FIN-211. If we are unable to successfully manufacture and process our product candidates, we might not be able to produce some of our products at a level that would be sufficient to meet our clinical and commercial needs.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. For example, we have decided to pause development of CP101 in HBV, which we believe will allow us to maximize our working capital available for investment in our wholly-owned recurrent CDI and ASD programs. Our decisions concerning the allocation of research, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for our lead product candidate, our business, financial condition and results of operations could be materially adversely affected and may cause us to reprioritize our planned trials and use of funds for planned trials.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of microbiome therapies. We are aware of a number of companies focused on developing microbiome therapeutics in various indications. For CP101, we are aware that Seres Therapeutics, Inc. and Rebiotix, Inc. each have a product candidate that has completed Phase 3 trials for recurrent CDI and are pursuing FDA approval to enable subsequent commercialization. In November 2021, Rebiotix filed a BLA for RBX-2660, their lead product in recurrent CDI, and Seres has indicated that they plan to file a BLA in 2022. In addition, we face competition from other therapies which are designed to treat the indications targeted by our product candidates.

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

If any of our product candidates are approved for commercialization, we may seek to enter into agreements with third parties to market them in certain jurisdictions outside the United States. We expect that we would be subject to additional risks related to international pharmaceutical operations, including:

•
different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries, including the potential time and expense associated with establishing foreign manufacturing processes or facilities;
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

Coverage and adequate reimbursement may not be available for CP101, FIN-211 or any other current or future product candidates, which could make it difficult for us to sell profitably or at all, if approved.

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

While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Obtaining positive Medicare coverage and reimbursement will be critical to the commercial success of CP101, if approved, as a large portion of the patient population with CDI are Medicare beneficiaries. Even if favorable coverage and reimbursement status is attained for CP101 or any current or future product candidate for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Thus, if we are not able to secure coverage and Medicare reimbursement at sufficient levels, we may not be able to reach our intended target market for CP101, if approved, which would adversely affect our revenue and profits. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. We expect that the price of CP101, if approved, will be substantial, so the availability of coverage and reimbursement from third-party payors will be necessary to make CP101 assessable to patients. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

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

•
the federal transparency laws, including the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to: (i) payments or other “transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and (ii) ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations; state laws that require manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or that otherwise restrict payments that may be made to healthcare providers; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Further, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform efforts of the Biden Administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, will remain in effect through 2031, unless additional congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws may result in additional reductions in Medicare, Medicaid and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that sought to implement several of the former administration’s proposals. As a result, the FDA released a final and guidance rule in September 2020, providing pathway for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an interim final rule implementing the Most Favored Nation, or MFN, model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. As a result of litigation challenging the MFN model, on December 27, 2021, CMS published a final rule that rescinded the MFN model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We do not currently have the infrastructure or capability internally to manufacture all our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier. Additionally, our current CMOs may fail to manufacture our product candidates or placebo due to technical difficulties or other issues beyond our control. For example, while our CMO has experience manufacturing similar microbial products, FIN-211 contains a specific bacterial strain that our CMO has never manufactured in a scale sufficient for commercialization and which it may be unable to supply in the quantities and at the rates we anticipate requiring. Furthermore, we have limited stability data for this material, and if we determine that its stability profile is insufficient for our needs, our trials could be delayed and the commercial potential for FIN-211 could be reduced. We can make no assurances that we will be able to manufacture our product candidates, or components of our product candidates, in a cost-effective manner or at the level required for clinical trials or commercialization. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We are dependent on our CMOs for the production of our product candidates in accordance with relevant regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Moreover, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting product development activities that could harm our competitive position.

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

If our collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.

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

If we initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product or product candidate is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also initiate legal proceedings against us claiming that our patents are not infringed, invalid and/or unenforceable. For example, on December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, "Rebiotix"), filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of three of the patents. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three United States Patents owned by UMN and exclusively licensed to us. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose some, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings.

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

There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Foreign courts will have similar burdens to overcome in order to successfully challenge a third party claim of patent infringement.

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

We are highly dependent on our management team, including Mark Smith, Ph.D., our Chief Executive Officer. Each member of our management team may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

Recruiting and retaining qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Over the last several years, the challenges of recruiting and retaining employees across the biotechnology industry, and in the Boston area specifically, have increased substantially due to current industry job market dynamics. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

We may experience difficulties in managing the growth of our organization, which could disrupt our operations.

As of December 31, 2021, we had 189 full-time employees, including 156 employees engaged in research and development. As our clinical development and commercialization plans and strategies develop, and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development efforts effectively, including the clinical trials of CP101, FIN-211 and our other product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

Prior to our IPO in March 2021, there was no public market for our common stock. Although our common stock is currently listed on The Nasdaq Global Select Market, we cannot assure you that an active trading market for our shares will develop or be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares you purchased at an attractive price or at all. An inactive market may also impair our ability to raise capital to continue to fund our operations by selling our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

The market price of our common stock has been and is likely to continue to be volatile and fluctuate substantially, which could result in substantial losses for our common stock.

The market price of our common stock has been and is likely to continue to be volatile. The stock market in general and the market for biopharmaceutical or pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. The market price for our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•
the results of our clinical trials of CP101, FIN-211 or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
any delay in our regulatory filings for CP101, FIN-211 or any other current or future product candidate we may develop, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refusal to file” letter or a request for additional information, such as the clinical hold letter we received from the FDA on February 24, 2022 and additional requests from the FDA regarding PRISM4, including a letter from the FDA in March 2022;
•
adverse results from, delays in or termination of clinical trials;
•
adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•
unanticipated serious safety concerns related to the use of CP101, FIN-211 or any other product candidate;
•
unexpected regulatory actions related to the manufacture and testing of CP101, FIN-211 or any other product candidate;
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
•
announcement by our competitors of regulatory developments or new data;
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

In addition, we have registered the shares of common stock subject to options or other equity awards issued or reserved for future issuance under our 2017 Equity Incentive Plan, as amended, or the 2017 Plan, our 2021 Equity Incentive Plan, or the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or the ESPP. Such shares will be available for sale in the public market subject to vesting arrangements and exercise of options or warrants and the restrictions of Rule 144 in the case of our affiliates.

Additionally, the holders of a significant number of shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2021, our executive officers, directors and beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned greater than 50% of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, sale of all or substantially all of our assets, or other significant corporate transactions.

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

Commencing with our fiscal year ending December 31, 2022, we must provide a management certification of our internal control over financial reporting in our 2022 Annual Report on Form 10-K, as required by Section 404(a) of the Sarbanes-Oxley Act. This certification will state the responsibility of our management to establish and maintain an adequate internal control structure and procedures for financial reporting and will also contain an assessment of the effectiveness of our internal control over financial reporting. The requirement to provide an internal control over financial reporting certification will require that we incur additional professional fees and internal costs. Furthermore, when we lose our status as an “emerging growth company” and a “smaller reporting company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Prior to our IPO in March 2021, we have never been required to test our internal control within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial statements in a timely manner, which may adversely affect our business, investor confidence in our company and the market value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are not yet required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will also need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

In March 2021, in connection with our IPO and in the course of reviewing our 2019 financial statement for our IPO, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting as we did not design and maintain effective review and approval controls over certain transactions and accounts.

The material weaknesses in our system of internal controls as of December 31, 2019 related to (1) an ineffective control environment, including a lack of sufficient accounting personnel and personnel with financial reporting expertise; (2) ineffective controls over cutoff, recording and classification of certain accounts, and the valuation and recognition of intangible assets acquired in a business combination that occurred in 2017; (3) ineffective risk assessment controls, including those policies and practices that would identify changes in our business practices, which could significantly impact our consolidated financial statements and system of internal controls; and (4) ineffective monitoring of controls related to the financial close and reporting process. As a result, there were adjustments required in connection with closing our books and records and preparing our 2019 financial statements. During 2021, we hired additional finance and accounting personnel with appropriate expertise to perform specific functions and build out our financial infrastructure, implemented improved processes and internal controls and further developed and documented our accounting policies and financial reporting procedures, including ongoing senior management review and audit committee oversight. Management concluded that, as a result of the implementation of these actions, the previously-identified material weaknesses have been remediated as of December 31, 2021.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We expect to generate significant federal and state net operating loss, or NOL, carryforwards in the future. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in the taxable year beginning after December 31, 2020 is limited. It is uncertain how various states will respond to the Tax Act and CARES Act. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our IPO in March 2021, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not yet completed a Section 382 analysis. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located in Somerville, Massachusetts, where we lease approximately 36,285 square feet of research and development, laboratory and office space under a lease that terminates in 2026. Additionally, we entered into a ten-year lease in August 2021 for approximately 61,139 square feet of office and laboratory space in Charlestown, Massachusetts. The lease commences in 2022 upon completion of construction of the leased space (see Note 5). We believe that these facilities will be adequate for our near-term needs.

Item 3. Legal Proceedings.

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309 (the “‘309 patent”); 10,463,702 (the “‘702 patent”); 10,328,107 (the “‘107 patent”); 10,064,899; 10,022,406; 9,962,413; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 patents. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012. The U.S. District Court for the District of Delaware set a trial date for a 5-day trial beginning on May 20, 2024. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty.

We may also be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “FNCH” on the Nasdaq Global Select Market and has been publicly traded since March 19, 2021. Prior to this time, there was no public market for our common stock. On March 24, 2022, the closing price of our common stock on The Nasdaq Global Select Market was $5.19 per share.

Holders of Our Common Stock

As of March 24, 2022, there were approximately 77 stockholders of record of shares of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never declared or paid any dividends on our capital stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business and, therefore, we do not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any future debt agreements and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section titled “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

Our lead product candidate, CP101, is an orally administered complete microbiome therapeutic in development for the prevention of recurrent Clostridioides difficile infection, or CDI. In June 2020, we reported positive topline data from our Phase 2 placebo-controlled clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM3 trial, and in November 2021, we reported positive topline data from our open-label, Phase 2 clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM-EXT trial. We have designed a Phase 3 clinical trial, which we refer to as the PRISM4 trial, to serve as our second pivotal trial of CP101 for the prevention of recurrent CDI. On March 1, 2022, we announced that enrollment in PRISM4 was paused following receipt of a clinical hold letter on February 24, 2022 from the U.S. Food and Drug Administration, or the FDA, in connection with our investigational new drug application, or IND, for CP101, requesting additional information regarding our SARS-CoV-2 donor screening protocols, including, among other things, that we address the risk of SARS-CoV-2 transmission in the informed consent process, additional detail on how samples are shipped to the vendor performing the SARS-CoV-2 testing of the donor material and how inconclusive test results will be handled. We are also preparing to initiate a Phase 1b clinical trial of FIN-211 in autism spectrum disorder, or ASD; however, because FIN-211 includes donor-derived components, the clinical hold related to our IND for CP101 will also delay initiation of our clinical trial in ASD. We plan to manufacture additional lots of CP101 and FIN-211 to satisfy the FDA's requests related to SARS-CoV-2 screening and testing. We are currently evaluating the extent of the delay the clinical hold and related manufacturing activities will have on the timing for our clinical trials in CDI and ASD, which we expect to be at least one quarter; we describe the clinical hold and related matters further above in the section entitled “Item 1. Business--Our Clinical Programs”.

Following a strategic review of our pipeline and business, we announced in March 2022 the decision to pause the development of CP101 for the treatment of chronic hepatitis B virus, or HBV. We believe this decision will allow us to maximize our working capital available for investment in our wholly-owned recurrent CDI and ASD programs. We continue to partner with Takeda on the development of targeted microbiome therapeutics for inflammatory bowel disease. We believe that development of our targeted microbiome therapeutics, which are composed of strains grown from master cell banks, is not affected by the clinical hold.

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

On March 12, 2021, we effected a 1-for-14.444 reverse stock split of our issued and outstanding shares of common stock and redeemable convertible preferred stock, as well as effected a proportional adjustment to the existing conversion ratios for our redeemable convertible preferred stock. All historical share and per share information shown herein and in our audited financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

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

Since our inception, we have incurred significant operating losses. Our net losses were $58.2 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $161.0 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future if and as we:

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

We expect that our existing cash and cash equivalents of $133.5 million as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognize revenue over our expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreement and any additional collaborations that we may enter into in the future, and any collaboration revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments. To date, we have not received any royalties under our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda. However, during the year ended December 31, 2020, we received royalties in the aggregate of $0.3 million pursuant to our 2019 Asset Purchase and License Agreement, or APL Agreement, with OpenBiome, which was terminated in November 2020. We will continue to earn royalties under the OpenBiome Agreement based on sales of FMT materials.

Collaboration and License Agreement with Takeda

In January 2017, we entered into a research collaboration and exclusive license agreement, or the Takeda Agreement, with Takeda, pursuant to which we granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under our rights in certain patents, patent applications and know-how to develop, have developed, manufacture, have manufactured, make, have made, use, have used, offer for sale, sell, have sold, commercialize, have commercialized and import our microbiome therapeutic candidate TAK-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. We subsequently amended and restated the Takeda Agreement in October 2019 to provide a similar worldwide, exclusive license to a second microbiome therapeutic candidate, FIN-525. We amended the Takeda Agreement in August 2021 to transition primary responsibility for further development and manufacturing activities with respect to TAK-524 from us to Takeda in accordance with a transition plan, and Takeda will assume sole responsibility for regulatory matters with respect to TAK-524. In November 2021, we amended the Takeda Agreement to enable us to carry out certain FIN-525 preliminary evaluation activities.

In connection with entry into the Takeda Agreement, we received a one-time, upfront payment from Takeda in the amount of $10.0 million. Additionally, we received $4.0 million in the aggregate for the achievement of certain development milestones for TAK-524 therapeutic products and are entitled to receive up to $176.0 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for TAK-524 therapeutic products. We are entitled to receive up to $177.7 million in the aggregate, for the achievement of specified development, regulatory and commercial sale milestones for FIN-525 therapeutic products, subject, to certain specified reductions based upon the nature of the FIN-525 product and certain additional milestones to be negotiated by the parties. We are also entitled to receive up to $10.0 million for the first diagnostic product for each of TAK-524 and FIN-525, subject to certain reductions in the event that Takeda uses a third party to develop such diagnostic products. None of these milestones were impacted by the amendments to the Takeda Agreement noted above. Revenue under the Takeda Agreement is recognized as our research and development services are provided and is recorded as collaboration revenue on our consolidated statement of operations.

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

On November 19, 2020, we entered into the LMIC License Agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The license granted to OpenBiome excludes a license under our intellectual property to exploit a lyophilized Natural Product (such as CP101) where processed stool is lyophilized. The only consideration provided to us under the LMIC Agreement is in the form of future royalties on net sales of these products, which are not currently commercially viable. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the years ended December 31, 2021 and 2020, as there are currently no products available for sale.

Also on November 19, 2020, we entered into an asset purchase agreement with OpenBiome, or the OpenBiome Agreement, the effect of which was to terminate certain existing agreements with OpenBiome and internalize some of the functions for which we have previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology and, upon closing of the transaction, which occurred March 1, 2021, we acquired certain additional assets, including biological samples, capital equipment and contracts. As of December 31, 2021, we have made payments of $5.0 million to OpenBiome related to the OpenBiome Agreement, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate and conduct clinical trials for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans. We do not allocate certain employee-related costs, external costs directly related to our Human First Discovery platform, and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our platform research.

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

Total Other Income, Net

Gain on Extinguishment of PPP Loan

Gain on extinguishment of PPP Loan relates to the forgiveness of our PPP Loan, under the Paycheck Protection Program, or the PPP, of the CARES Act.

Interest Income

Interest income primarily consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on cash balances related to our sweep account.

Gain (Loss) on Disposal of Fixed Assets

Gain on disposal of fixed assets relates to the gain we realized when we sold certain lab equipment during the year ended December 31, 2021.

Other (Expense) Income, Net

Other income (expense), net primarily consists of realized gains and losses on foreign exchange.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
REVENUE:
Collaboration revenue	$18,532	$7,376
Royalties revenue from related party	—	343
Total revenue	18,532	7,719
OPERATING EXPENSES:
Research and development	(57,279)	(33,144)
General and administrative	(21,238)	(14,011)
Total operating expenses	(78,517)	(47,155)
Net operating loss	(59,985)	(39,436)
OTHER INCOME, NET:
Gain on extinguishment of PPP Loan	1,827	—
Interest income	22	106
Gain (loss) on disposal of fixed assets	28	(13)
Other (expense) income, net	(52)	2
Total other income, net	1,825	95
Net loss	$(58,160)	$(39,341)

Revenue

Revenue of $18.5 million and $7.7 million for the years ended December 31, 2021 and 2020, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue increased by $11.2 million in 2021 primarily due to our completion of the performance obligation under the Takeda Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020	Increase (Decrease)
CDI (CP101)	$16,779	$19,841	$(3,062)
Inflammatory Bowel Diseases (TAK-524 and FIN-525)	6,328	7,610	(1,282)
Autism Spectrum Disorder (ASD) (FIN-211)	6,842	3,164	3,678
Hepatitis B (HBV) (CP101)	3,172	737	2,435
Platform	21,593	1,063	20,530
Unallocated	2,565	729	1,836
	$57,279	$33,144	$24,135

Research and development expenses for the year ended December 31, 2021, were $57.3 million, as compared to $33.1 million for the year ended December 31, 2020. The increase of $24.1 million in research and development expense for fiscal year 2021 included a $20.5 million increase in our platform related costs, which is primarily driven by a $10.4 million increase in personnel costs, a $4.4 million increase in manufacturing related expenses, a $1.9 million increase in external costs, and a $1.4 million increase in donor related costs. With the execution of the OpenBiome Agreement in the first quarter of 2021, we enhanced our internal manufacturing and platform research capabilities, which drove an overall increase in platform related costs, as we continue to build our platform and prepare for the future development of commercial supply needs. Additionally, there was a $3.7 million increase in expenses related to the expansion and development of our ASD program driven by a $2.1 million increase in external costs and a $1.0 million increase in personnel costs. The change also included a $2.4 million increase in expenses related to the expansion and development of our HBV program driven by a $1.1 million increase in personnel costs and $0.8 million in contract manufacturing costs.

This increase was offset by a $3.1 million decrease in costs related to our CDI program, driven by a $1.2 million decrease in external costs, as we brought more of our development activities in-house upon execution of the OpenBiome Agreement, as well as a $1.0 million decrease in personnel related costs. Additionally, we had a $1.3 million decrease in IBD program expenses driven primarily by personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$11,729	$9,041	$2,688
Facilities and supplies	327	581	(254)
Professional fees	5,459	3,479	1,980
Other expenses	3,723	910	2,813
	$21,238	$14,011	$7,227

General and administrative expenses were $21.2 million for the year ended December 31, 2021, as compared to $14.0 million for the year ended December 31, 2020. The increase of $7.2 million for fiscal year 2021 was primarily due to a $2.8 million increase in other expenses, a $2.7 million increase in personnel expenses, and a $2.0 million increase in legal and professional fees. The increase in other expenses is primarily related to directors and officers insurance costs, while the increase in personnel expenses is related to an increase in headcount to support our operational growth. The increase in professional fees is related to our transition to a public company in March 2021.

Other Income, Net

Total other income, net was $1.8 million for the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020. The increase of $1.7 million was primarily due to the forgiveness of the PPP Loan in full in the amount of $1.8 million.

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

In April 2020, we received proceeds of $1.8 million from the PPP Loan. We used the PPP Loan to retain current employees, maintain payroll and make lease and utility payments. On May 8, 2021, we received notice from the SBA that the entirety of the PPP Loan we received was forgiven. Accordingly, we are no longer required to repay the $1.8 million in principal and approximately $19,000 in accrued interest borrowed under the PPP Loan. Gain on extinguishment of the PPP Loan is recorded in other income on the consolidated statements of operations for the year ended December 31, 2021.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Net cash used in operating activities	$(67,133)	$(31,329)
Net cash used in investing activities	(15,921)	(2,633)
Net cash provided by financing activities	119,110	91,475
Net increase in cash and cash equivalents, and restricted cash	$36,056	$57,513

Operating Activities

During the year ended December 31, 2021, cash used in operating activities was $67.1 million. This cash outflow was primarily related to our net loss of $58.2 million. The cash outflow included $4.2 million in stock-based compensation expense, $2.3 million in non-cash depreciation and amortization, and $1.8 million gain on extinguishment of PPP Loan. The outflow was also impacted by a net decrease in our operating assets and liabilities of $14.5 million. The change in operating assets and liabilities includes a $13.6 million decrease in deferred revenue, a $4.7 million decrease in other non-current assets, and a $3.2 million decrease in prepaid expenses and other current assets. This was offset by a $5.4 million increase in accrued expenses and other current liabilities, a $2.3 million increase in accounts payable, and a $0.5 million increase in accounts receivable.

During the year ended December 31, 2020, cash used in operating activities was $31.3 million. This cash outflow was primarily related to our net loss of $39.3 million and was offset by non-cash charges, including $0.8 million in depreciation and amortization expense on our fixed assets and $3.1 million in stock-based compensation expense. Of the $3.1 million in stock-based compensation expense, $2.8 million was related to the sale of our common stock by certain executives and founders to SIG Global US Fund I, LLLP. The net loss was also offset by changes in our operating assets and liabilities, including a $3.7 million increase in prepaid expenses and other current assets. The changes in operating assets and liabilities also include a $3.5 million decrease in due from related party for the amounts received in 2020 related to the signing of the APL Agreement in 2019, and a $3.0 million increase in deferred revenue related to our adjustment to the amount we expect to receive for reimbursable costs under the Takeda Agreement.

Investing Activities

During the years ended years ended December 31, 2021 and 2020, we used $15.9 million and $2.6 million, respectively, of cash in investing activities. The $15.9 million used during the year ended December 31, 2021 and $1.5 million of the cash used during the year ended December 31, 2020 was related to the purchases of property and equipment. The remaining $1.2 million of cash used in investing activities during the year ended December 31, 2020 was related to payments we made to OpenBiome in conjunction with the signing of the OpenBiome Agreement in November 2020.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $119.1 million, primarily related to $118.6 million of proceeds received from the IPO, net of underwriting discounts and commissions and $3.0 million of proceeds from the underwriters’ exercise of their overallotment option, net of underwriting discounts and commissions. The proceeds are partially offset by $2.7 million of payments of issuance costs related to the IPO.

During the year ended December 31, 2020, net cash provided by financing activities was $91.5 million, primarily related to $90.0 million of gross proceeds received from the issuance of Series D redeemable convertible preferred stock during the year, as well as proceeds of $1.8 million from our PPP Loan. The cash provided by financing activities was offset by the payment of $0.2 million of deferred offering costs and $0.1 million in issuance costs related to the series D redeemable convertible preferred stock issuance.

Funding Requirements

As of December 31, 2021, our cash and cash equivalents were $133.5 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. We expect that our expenses will increase substantially if and as we:

•
continue the research and development of our product candidates;
•
initiate and conduct clinical trials for, or additional preclinical development of, our product candidates;
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
•
create additional infrastructure to support our operations and incur increased legal, accounting, investor relations and other expenses; and
•
experience delays or encounter issues with any of the above.

Material Cash Requirements

The following table summarizes our contractual obligations as of December 31, 2021, and the effects of such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Lease commitments	$58,629	$6,046	$18,791	$11,402	$22,390
License agreements	400	20	110	110	160
Total	$59,029	$6,066	$18,901	$11,512	$22,550

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Lease Commitments

We have entered into operating leases for rental space in Somerville, Cambridge, and Charlestown Massachusetts (see Note 5 to our annual consolidated financial statements appearing elsewhere in this Annual Report). The table above includes future minimum lease payments under the non-cancelable lease arrangements. The table above also includes payments due under our capital lease obligation, as related to leased equipment.

License Agreements

We have also entered into license agreements under which we are obligated to make milestone and royalty payments and incur annual maintenance fees. We owe an annual maintenance fee of $5,000 under our agreement with University of Minnesota, as well as escalating minimum royalty amounts. We also are required to pay minimum royalties under the agreement with Arizona State University of $5,000 annually until 2023, which increases to $20,000 in 2024. Future minimum payments through 2028 have been included in the table above, but our minimum payments continue in perpetuity for University of Minnesota until the agreement is terminated. We are also obligated to make regulatory milestone payments to OpenBiome aggregating up to $6.0 million upon the achievement of regulatory approvals, and sales-based milestone payments of up to $20.0 million upon the achievement of certain net sales criteria. We were also obligated to pay OpenBiome $1.25 million upon the closing of the OpenBiome Agreement, included as a portion of the closing fees of $3.9 million, as related to milestones previously achieved. We are obligated to pay to OpenBiome a low single digit royalty on net sales of licensed natural products by us and our affiliates and a high single digit percentage of certain sublicensing revenue (including royalties) received in connection with licensed natural products. These royalties are calculated on a product-by-product and country-by-country basis. See the sections titled “Business—Our Collaborations and License Agreements” and “Business—Agreements with OpenBiome” elsewhere in this Annual Report as well as Note 7 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs and other third parties for preclinical studies, clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers up to one year after the date of cancellation. These payments are not included in the table above as the amount and timing and such payments are not known.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing in this Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

To date, our revenues have consisted of payments received related to our licensing agreement with Takeda. We apply the revenue recognition guidance in accordance with Financial Accounting Standards Board, Accounting Standards Codification, or ASC, Subtopic 606, Revenue from Contracts with Customers, which was adopted January 1, 2017 using the full retrospective method. Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to our customer. All variable consideration, including milestones and royalties, are constrained until the cumulative revenue related to the consideration is no longer probable of reversal.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. We currently measure progress according to the expenditure of research and development efforts, based on costs incurred, as this is the best indicator of performance.

We receive payments from our customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we satisfy our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Goodwill and Acquired In-Process Research and Development

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired In-Process Research and Development, or IPR&D, represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to the acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. Our IPR&D is considered an intangible asset with an indefinite life.

Goodwill and IPR&D are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value. We have historically performed our annual goodwill and IPR&D impairment assessments as of the last day in each fiscal year. During the fourth quarter of 2020, we changed our annual impairment assessment date to the first day of the fourth quarter, or October 1.

To conduct impairment tests of goodwill, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. Our annual assessments for impairment of goodwill as of October 1, 2021 and 2020 indicated that the fair value of our reporting unit exceeded the carrying value of the reporting unit.

To conduct impairment tests of IPR&D, the fair value of the IPR&D asset is compared to its carrying value. If the carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of the IPR&D asset exceeds its fair value. We estimate the fair value for our IPR&D asset using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. Our annual assessments for impairment of IPR&D indicated that the fair value of our other IPR&D asset as of October 1, 2021 and 2020 exceeded their respective carrying values.

Through December 31, 2021, there have not been any events or changes in circumstances that indicate that the carrying value of goodwill or acquired intangible assets may not be recoverable. The FDA clinical hold issues could negatively impact the fair value of IPR&D and goodwill. We continue to monitor and evaluate the financial performance of our business, including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Recently Issued Accounting Pronouncements

See Note 2 to our annual consolidated financial statements within this Report for a description of recent accounting pronouncements applicable to our financial statements.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an “emerging growth company,” or EGC, under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Section 107 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. Thus, an EGC can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities.

As an EGC, we may take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC:

•
we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•
we may avail ourselves of the exemption from providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
we may avail ourselves of the exemption from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis;
•
we may provide reduced disclosure about our executive compensation arrangements; and
•
we may not require nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments.

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

We are also a ‘‘smaller reporting company,’’ meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million.

If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

As of December 31, 2021, we had cash and cash equivalents of $133.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates. As of December 31, 2021, we had no debt outstanding, therefore, we are not subject to interest rate risk related to debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Finch Therapeutics Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Finch Therapeutics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2021, the Company adopted FASB Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 31, 2022

We have served as the Company’s auditor since 2020.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	DECEMBER 31, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,481	$99,710
Accounts receivable	494	1,034
Due from related party	—	61
Prepaid expenses and other current assets	8,576	5,359
Total current assets	142,551	106,164
Property and equipment, net	19,635	7,004
Operating right-of-use assets	5,053	—
In-process research and development	32,900	32,900
Goodwill	18,057	18,057
Deferred initial public offering costs	—	1,013
Restricted cash, non-current	2,268	—
Other assets	4,905	200
TOTAL ASSETS	$225,369	$165,338
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$3,737	$2,621
Accrued expenses and other current liabilities	9,925	5,228
Operating lease liabilities, current	1,128	—
Due to related party	—	266
Deferred revenue, current portion	—	3,371
Total current liabilities	14,790	11,486
Deferred tax liability	3,461	3,461
Deferred revenue, net of current portion	—	10,260
Loan payable	—	1,808
Deferred rent	—	766
Operating lease liabilities, non-current	4,887	—
Other liabilities	7	221
Total liabilities	23,145	28,002
COMMITMENTS AND CONTINGENCIES (Note 9)
Series A redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of December 31, 2021; 167,496,750 shares authorized and 11,596,280 shares issued and outstanding as of December 31, 2020;	—	53,593
Series B redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of December 31, 2021; 74,620,739 shares authorized and 5,166,203 shares issued and outstanding as of December 31, 2020	—	36,336
Series C redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of December 31, 2021; 109,604,994 shares authorized and 7,588,254 shares issued and outstanding as of December 31, 2020	—	53,221
Series D redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued or outstanding as of December 31, 2021; 99,705,359 shares authorized and 6,902,872 shares issued and outstanding as of December 31, 2020	—	89,904
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.001 par value; 200,000,000 and 598,232,153 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 47,512,182 and 8,391,793 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	47	8
Additional paid-in capital	363,172	7,109
Accumulated deficit	(160,995)	(102,835)
Total stockholders’ equity (deficit)	202,224	(95,718)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$225,369	$165,338

See notes to consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2021	2020
REVENUE:
Collaboration revenue	$18,532	$7,376
Royalty revenue from related party	—	343
Total revenue	18,532	7,719
OPERATING EXPENSES:
Research and development	(57,279)	(33,144)
General and administrative	(21,238)	(14,011)
Total operating expenses	(78,517)	(47,155)
Net loss from operations	(59,985)	(39,436)
OTHER INCOME, NET:
Gain on extinguishment of PPP Loan	1,827	—
Interest income	22	106
Gain (loss) on disposal of fixed assets	28	(13)
Other (expense) income, net	(52)	2
Total other income, net	1,825	95
Loss before income taxes	(58,160)	(39,341)
Income tax provision	—	—
Net loss	$(58,160)	$(39,341)
Net loss attributable to common stockholders—basic and diluted (Note 15)	$(58,160)	$(39,341)
Net loss per share attributable to common stockholders—basic and diluted	$(1.48)	$(4.83)
Weighted-average common stock outstanding—basic and diluted	39,202,086	8,144,855

See notes to consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share and per share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
BALANCE, January 1, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	—	$—	7,778,552	$8	$3,951	$(63,494)	$(59,535)
Issuance of series D redeemable convertible preferred stock, net of issuance costs of $96	—	—	—	—	—	—	6,902,872	89,904	—	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	65,881	—	59	—	59
Vesting of restricted stock	—	—	—	—	—	—	—	—	547,360	—	8	—	8
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	3,091	—	3,091
Net loss	—	—	—	—	—	—	—	—	—	—	—	(39,341)	(39,341)
BALANCE, December 31, 2020	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	6,902,872	$89,904	8,391,793	$8	$7,109	$(102,835)	$(95,718)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(11,596,280)	(53,593)	(5,166,203)	(36,336)	(7,588,254)	(53,221)	(6,902,872)	(89,904)	31,253,609	31	233,022	—	233,053
Initial public offering, net of underwriting discounts, commissions and net of offering costs of $11,786	—	—	—	—	—	—	—	—	7,500,000	8	115,706	—	115,714
Underwriters' exercise of overallotment option, net of underwriting discounts, commissions and initial public offering costs of $276	—	—	—	—	—	—	—	—	192,877	—	3,003	—	3,003
Shares repurchased for cashless exercise	—	—	—	—	—	—	—	—	(1,221)	—	(10)	—	(10)
Exercise of common stock options	—	—	—	—	—	—	—	—	155,821	—	181	—	181
Exercise of common stock warrants	—	—	—	—	—	—	—	—	19,303	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,161	—	4,161
Net loss	—	—	—	—	—	—	—	—	—	—	—	(58,160)	(58,160)
BALANCE, December 31, 2021	—	$—	—	$—	—	$—	—	$—	47,512,182	$47	$363,172	$(160,995)	$202,224

See notes to consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,160)	$(39,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,301	790
Stock-based compensation expense	4,161	3,099
Gain on extinguishment of PPP Loan	(1,808)	—
(Gain) loss on sale of property and equipment	(28)	13
Other non-cash operating lease cost	913	—
Changes in operating assets and liabilities:
Accounts receivable	540	143
Due from related party	61	3,507
Prepaid expenses and other current assets	(3,217)	(3,665)
Other non-current assets	(4,689)	—
Accounts payable	2,261	440
Accrued expenses and other current liabilities	5,435	481
Due to related party	(266)	(68)
Deferred revenue	(13,631)	2,963
Deferred rent	—	309
Operating lease liabilities	(1,006)	—
Net cash used in operating activities	(67,133)	(31,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,983)	(2,633)
Proceeds from sale of property and equipment	62	—
Net cash used in investing activities	(15,921)	(2,633)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	118,576	—
Proceeds from issuance of Series D convertible preferred stock	—	90,000
Payment of Series D redeemable convertible preferred stock issuance costs	—	(96)
Proceeds from underwriters' exercise of overallotment option, net of underwriting discounts and commissions and initial public offering costs	3,049	—
Principal payments on finance lease obligation	(27)	(47)
Proceeds from exercise of stock options, net	171	59
Proceeds from PPP Loan	—	1,808
Payment of deferred offering costs	(2,659)	(249)
Net cash provided by financing activities	119,110	91,475
NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	36,056	57,513
Cash, cash equivalents and restricted cash at beginning of period	99,909	42,396
Cash, cash equivalents and restricted cash at end of period	$135,965	$99,909
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$11
Cash paid in connection with operating lease liabilities	$1,434	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$381	$1,398
Conversion of redeemable convertible preferred stock into common stock	$233,053	$—
Operating right-of-use assets obtained in exchange for new operating leases upon adoption of ASC 842	$5,965	$—
Deferred initial public offering costs in AP and accruals	$—	$764

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash and cash equivalents	$133,481	$99,710
Restricted cash	2,484	199
Total cash, cash equivalents and restricted cash	$135,965	$99,909

See notes to consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS

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

The Company is a clinical-stage microbiome therapeutics company leveraging its Human-First Discovery platform to develop a novel class of orally administered biological drugs. It is developing novel therapeutics designed to deliver missing microbes and their clinically relevant biochemical functions to correct dysbiosis and the diseases that emerge from it. The Company’s Human-First Discovery platform uses reverse translation to identify diseases of dysbiosis and to design microbiome therapeutics that address them. Its lead product candidate, CP101, is an orally administered complete microbiome therapeutic in development for the prevention of recurrent Clostridioides difficile infection, or CDI.

Initial Public Offering

On March 18, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 7,500,000 shares of its common stock at a public offering price of $17.00 per share, for aggregate gross proceeds of $127.5 million and proceeds of $115.7 million after deducting underwriting discounts and commissions of $8.9 million and offering costs of $2.9 million. On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share for aggregate gross proceeds of $3.3 million and net proceeds of $3.0 million after deducting underwriting discounts, commissions and offering costs.

In connection with the IPO, the Company’s board of directors (the “Board”) and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a one-for-14.444 reverse stock split of the Company’s issued and outstanding shares of common stock and redeemable convertible preferred stock, as well as to effect a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock. The reverse stock split was effected on March 12, 2021. Accordingly, all share and per share amounts of common stock for all periods presented in the accompanying audited consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of preferred stock conversion ratios. Upon the closing of the IPO, all of the then-outstanding shares of redeemable convertible preferred stock automatically converted into 31,253,609 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

Risks and Uncertainties

The Company is subject to a number of risks similar to other companies in its industry, including rapid technological change, the risk that its products will fail to demonstrate efficacy in clinical trials, uncertainty of market acceptance of its products, competition from larger pharmaceutical and biotechnology companies and dependence on key personnel.

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

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $58.2 million and $39.3 million for the years ended December 31, 2021 and 2020, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $161.0 million. The Company expects to continue to generate operating losses for the foreseeable future as it continues to develop its product candidates. The Company expects that its cash and cash equivalents of $133.5 million as of December 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months beyond the date of issuance the annual consolidated financial statements.

The Company will not generate any future revenue from product sales unless and until it successfully completes clinical development and obtains regulatory approval for one or more of its product candidates. If the Company obtains regulatory approval for any of its product candidates, it expects to incur significant expenses related to developing its internal commercialization capability to support manufacturing, product sales, marketing and distribution. As a result, the Company will need substantial additional funding to support its operating activities as it advances its product candidates through clinical development, seeks regulatory approval, and if any of its product candidates are approved, proceeds to commercialization.

Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities through a combination of equity offerings, debt financings, and license and development agreements in connection with any future collaborations. Adequate funding may not be available to the Company on acceptable terms, or at all. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the pattern and method of recognizing revenue, the accrual of research and development costs, and the annual assessment of impairment of goodwill and in-process research and development assets. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

Fair Value Measurements

Certain assets and liabilities are reported on a recurring basis at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company has no assets or liabilities classified as Level 3 on its consolidated balance sheets as of December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit.

The Company’s cash equivalents, which are funds held in a money market account, are measured at fair value on a recurring basis. The carrying amount of cash and cash equivalents was $133.5 million and $99.7 million as of December 31, 2021 and 2020, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

Restricted Cash

The Company had restricted cash of $2.5 million and $0.2 million as of December 31, 2021 and 2020, respectively, primarily related to a security deposit on its operating leases for its offices in Somerville and Charlestown, Massachusetts for the year ended December 31, 2021, and for its operating lease for its offices in Somerville, Massachusetts for the year ended December 31, 2020. This is included in restricted cash, non-current and other assets on the Company’s consolidated balance sheets.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses on these deposits. As of December 31, 2021 and 2020, the Company’s cash and cash equivalents were held with one financial institution. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

Accounts Receivable

Accounts receivable are carried at the invoiced amount less an allowance for doubtful accounts. Doubtful accounts are provided for on the basis of anticipated collection losses. The estimated losses are determined from historical collection experience and a review of outstanding accounts receivable. A receivable is considered past due if the Company has not received payment within the stated payment terms. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on historical receipts and collections history, management has determined that an allowance for doubtful accounts is not necessary as of December 31, 2021 and 2020.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred, while any additions or improvements are capitalized. When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

ESTIMATED USEFUL LIFE
Computer equipment and software	3 years
Laboratory equipment	5 years
Office furniture	5 years
Leasehold improvements	Shorter of useful life or lease term

Goodwill and In-Process Research and Development

Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase or valuation. The Company accounts for goodwill in accordance with ASC Topic 350, Intangibles—Goodwill and Other.

Acquired In-Process Research and Development (“IPR&D”) represents the fair value assigned to research and development assets that the Company acquired that had not been completed at the date of acquisition and is accounted for as an indefinite lived intangible asset in accordance with ASC Topic 350, Intangibles—Goodwill and Other. The value assigned to the acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The Company’s IPR&D is comprised of Crestovo’s research and development asset related to CP101, which was acquired in the Merger.

Goodwill and IPR&D are evaluated for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors the Company considers important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired asset or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the Company’s single reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its fair value. The Company’s annual assessments for impairment of goodwill as of October 1, 2021 and October 1, 2020 indicated that the fair value of its reporting unit exceeded the carrying value of the reporting unit.

To conduct impairment tests of IPR&D, the fair value of the IPR&D asset is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D project exceeds its fair value. The Company estimates the fair value of IPR&D using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates. The Company’s annual assessment for impairment of IPR&D indicated that the fair value of its IPR&D asset as of October 1, 2021 and October 1, 2020 exceeded the respective carrying value.

Any impairments are recognized as a loss in the year the goodwill and/or IPR&D are determined to be impaired. Impairment of IPR&D is recorded as research and development expense and impairment of goodwill is recorded separately as a loss in other income (expense) on the Company’s consolidated statements of operations. To date, no impairment loss has been recognized. Additionally, there has been no change to the carrying value of goodwill and IPR&D for the years ended December 31, 2021 and 2020.

Deferred Initial Public Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred initial public offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred initial public offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. On March 18, 2021, the Company completed the IPO; accordingly, the Company recognized the deferred initial public offering costs of approximately $2.9 million as a reduction from gross proceeds associated with the IPO through additional paid-in capital in the accompanying consolidated balance sheet.

On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, and the Company recognized offering costs of less than $0.1 million as a reduction from gross proceeds associated with the overallotment through additional paid-in capital in the accompanying consolidated balance sheet. Accordingly, there were no deferred offering costs as of December 31, 2021. Deferred offering costs on the accompanying consolidated balance sheet as of December 31, 2020 were $1.0 million.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors), and replaces the existing guidance in ASC 840, Leases. The FASB subsequently issued amendments to ASC 842, which have the same effective date of January 1, 2019: (i) ASU 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02; and (ii) ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and not restate prior periods presented. ASC 842 requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. The Company adopted ASC 842 during the quarter ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior period financial statements continue to be presented in accordance with ASC 840.

The adoption of this standard resulted in the recognition of operating lease right-of-use assets of $5.8 million and current and noncurrent operating lease liabilities of $0.9 million and $5.9 million, respectively, and the derecognition of deferred rent liabilities and unamortized lease incentives of $0.8 million and $0.2 million, respectively, on the Company’s Balance Sheets as of January 1, 2021 relating to its office leases in Somerville, MA. The adoption of this standard did not have a significant impact on the Company’s consolidated Statements of Operations or Statements of Cash Flows.

Prior to January 1, 2021, the Company accounted for leases under Accounting Standards Codification 840, Leases (‘‘ASC 840’’). At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was recorded as deferred rent. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the next twelve months.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable on the balance sheet. The Company elected, as allowed under ASC 842, to not recognize leases with a lease term of one year or less on its balance sheet. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change.

The Company measures and records its lease liabilities based on the present value of lease payments over the expected remaining lease term. The present value of future lease payments are discounted using the interest rate implicit in the lease contracts if that rate is readily available. As the implicit rate has not historically been readily determinable, the Company utilizes its incremental borrowing rate (“IBR”), which reflects the fixed rate at which the Company could borrow on a collateralized basis over a similar term to fund the amount of lease payments to be made in a similar economic environment. Management determines the appropriate IBR to use based on the Company’s credit standing and market environment at lease commencement. The Company measures its ROU assets as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor.

In accordance with ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.) , non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated, based on the respective relative fair values, to the lease components and non-lease components. However, the Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

After lease commencement and the establishment of a ROU asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

When a lease is modified and the modification is not accounted for as a separate contract, the Company remeasures its ROU assets and lease liabilities. A modification is accounted for as a separate contract if the modification grants the Company an additional right of use not included in the original lease arrangement and the increase in lease payments is commensurate with the additional right of use. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, no impairments have been recognized for these assets.

Research and Development Expenses

Research and development costs are charged to expense as incurred. Research and development costs consist of expenses incurred in performing research and development activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, facilities, and other outside expenses. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the consolidated financial statements as prepaid expense or accrued research and development expense.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Redeemable Convertible Preferred Stock

In connection with the IPO, the Board and stockholders approved an amended and restated certificate of incorporation to, among other things, effect a one-for-14.444 reverse stock split of the Company’s issued and outstanding shares of common stock and redeemable convertible preferred stock, as well as to effect a proportional adjustment to the existing conversion ratios for the Company’s redeemable convertible preferred stock. The reverse stock split was effected on March 12, 2021. Accordingly, all share and per share amounts of common stock for all periods presented in the accompanying audited consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this reverse stock split and adjustment of preferred stock conversion ratios. Upon the closing of the IPO, all of the then-outstanding shares of redeemable convertible preferred stock automatically converted into 31,253,609 shares of common stock at the applicable conversion ratio then in effect. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

Stock-based Compensation

The Company accounts for all stock-based payment awards granted to employees and non-employees as stock-based compensation expense at fair value. The Company’s stock-based payments are comprised of stock options. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided. The Company recognizes stock-based compensation expense for the portion of awards that have vested. Forfeitures are recorded as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has historically been a private company until its IPO in March 2021 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

The Company is primarily subject to U.S. federal and Massachusetts state income tax. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s consolidated financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

As of December 31, 2021 and 2020, the Company maintains a reserve against certain federal and state research and development credits that are recorded net in deferred taxes. The Company has no accruals for interest or penalties related to income tax matters. Tax years since inception remain open to examination by federal and state tax authorities.

Revenue Recognition

The Company has historically generated revenue from the following sources: (1) collaboration revenue from the collaboration agreement with Takeda Pharmaceutical Company Limited (see Note 7) and (2) royalty revenue from OpenBiome’s sales of a licensed product under the Asset Purchase and License Agreement with OpenBiome (see Note 7).

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it expects to be entitled to in exchange for the goods or services it transfers to the customer.

The promised goods or services in the Company’s arrangements typically consist of (1) a license, or option to license, rights to the Company’s intellectual property or research and development services; (2) an obligation to transfer FMT materials; or (3) an obligation to provide pre-clinical and clinical research and support services. Under the collaboration agreement, the Company provides options to additional items, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer.

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available, and whether the goods or services are integral or dependent to other goods or services in the contract. For performance obligations which consist of FMT materials, shipping and distribution activities occur prior to the transfer of control of FMT materials and are considered activities to fulfill the Company’s promise to deliver goods to the customers.

The Company estimates the transaction price based on the amount expected to be entitled to for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payment and the likelihood that the underlying constraint will be released. The Company utilizes either the most likely amount method or expected value method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. Variable consideration may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts often include development and regulatory milestone payments that are assessed under the most likely amount method and are included in the transaction price only to the extent it is probable that a significant revenue reversal would not occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development and regulatory milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are added to the transaction price with a corresponding adjustment being made to the measure of progress, and, as necessary, recorded on a cumulative catch-up basis, which would affect collaboration revenue in the period of adjustment.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

For contracts which have more than one performance obligation, the total contract consideration is allocated based on observable standalone selling prices or, if standalone selling prices are not readily observable, based on management’s estimate of each performance obligation’s standalone selling price. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to be entitled to for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. For performance obligations, revenue is recognized when control of the product is transferred to the customer and the related performance obligation is satisfied, which typically occurs upon delivery of the product to the customer, for an amount that reflects the consideration the Company expects to be entitled to receive in exchange for delivering the product. For performance obligations which consist of clinical trial participation and related support services, revenue is recognized over time as the customer simultaneously receives and consumes the benefits of the services provided.

Disaggregation of Revenue

The following table provides revenue disaggregated by timing of revenue recognition (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Transferred at a point in time	$—	$343
Transferred over time	18,532	7,376
Total	$18,532	$7,719

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net loss per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. The Company’s preferred stock contains participation rights in any dividend paid by the Company and is deemed to be a participating security. Net loss attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and preferred stock.

Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board FASB or other accounting standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated statements or disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic
350- 40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance for capitalizing costs associated with developing or obtaining internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted the standards on a prospective basis on January 1, 2021.The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires certain changes to be made prospectively and certain others to be made retrospectively. The Company adopted this standard on January 1, 2021, and this standard did not have a material impact on its consolidated financial statements and related disclosures for the year ended December 31, 2021.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$132,275	$132,275	$—	$—
Total financial assets	$132,275	$132,275	$—	$—

DESCRIPTION	DECEMBER 31, 2020	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$98,677	$98,677	$—	$—
Total financial assets	$98,677	$98,677	$—	$—

There have been no transfers between fair value levels during the years ended December 31, 2021 and 2020. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	DECEMBER 31, 2021	DECEMBER 31, 2020
Lab equipment	$3,850	$2,363
Office furniture and fixtures	537	537
Leasehold improvements	13,894	2,143
Construction work-in-progress	329	2,635
Software	4,883	1,150
Computer equipment	368	205
Total	$23,861	$9,033
Less: Accumulated depreciation	(4,226)	(2,029)
Property and equipment, net	$19,635	$7,004

Depreciation and amortization expense was $2.3 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company purchased $3.9 million and $1.2 million, respectively, of software, property, and equipment from a related party, under the OpenBiome Agreement.

5. LEASES

200 Inner Belt Road Lease

In December 2015, the Company entered into a 10-year lease agreement (the "Inner Belt Road Lease") for approximately 25,785 square feet of space for its primary office and laboratory space in Somerville, Massachusetts. The monthly rental payments under the Inner Belt Road Lease, which include base rent charges of $0.1 million, are subject to periodic rent increases through September 2026.

In July 2016, the Company entered into a 10-year sublease agreement (the "200 Inner Belt Road Sublease") to share its leased space under the Inner Belt Road Lease with OpenBiome, a related party, as sub-tenant. The sublease with OpenBiome is coterminous with the Inner Belt Road Lease and provides for an allocation, based on OpenBiome’s proportionate share, of base rent and other expenses under the Inner Belt Road Lease, which is subject to change each year based on current headcount and space used. OpenBiome’s proportionate share is reassessed on a quarterly basis over the term of the sublease.

In January 2017, the Company amended the Inner Belt Road Lease to lease an additional 10,500 square feet of space for its primary office and laboratory space in Somerville, Massachusetts. The term of the Inner Belt Road Lease and the sublease with OpenBiome were not affected as a result of the amendment, although OpenBiome does occupy some of this additional space. The rental payments for the additional space under the amended Inner Belt Road Lease, which include base rent charges of approximately $33,000 per month, are subject to periodic rent increases through September 2026. In November 2020, pursuant to the OpenBiome Agreement, the Company and OpenBiome amended the terms of the sublease to provide for a reduction in the size of the subleased premises upon the closing of the OpenBiome Agreement (see Note 13), which occurred on March 1, 2021. The sublease was further amended on January 15, 2021 and June 22, 2021 and terminated on December 31, 2021.

The Company's lease expense under the Inner Belt Road Lease was $1.3 million for each of the years ended December 31, 2021 and 2020. The Company recognizes sublease income under the sublease to OpenBiome as rent is received over the sublease term. Gross lease income under the sublease to OpenBiome for each of the years ended December 31, 2021 and 2020 was $0.1 million and $0.4 million, respectively, and is presented as an offset to lease expense on the consolidated statements of operations.

Cherry Street Lease

On March 1, 2021, the Company assumed a lease agreement (the “Cherry Street Lease”) in conjunction with the closing of the OpenBiome Agreement. The lease term is from March 2021 through February 2023. The Company’s lease expense under the Cherry Street Lease for the years ended December 31, 2021 and 2020 was $0.1 million and $0, respectively.

Concord Avenue Lease

On May 25, 2021, the Company entered into a lease agreement (the "Concord Avenue Lease") from May 2021 through February 2022. The Company’s lease expense under the Concord Avenue Lease for the years ended December 31, 2021 and 2020 was $0.2 million and $0, respectively. On August 17, 2021 Finch extended the term of the lease for an additional two-month period through April 2022 and on February 4, 2022 Finch further extended the lease for an additional month through May 2022. The Concord Avenue Lease qualifies as a short-term lease and will be excluded from the balance sheet.

100 Hood Park Drive

On August 3, 2021 (the "Execution Date"), the Company entered into a 10-year lease agreement (the "Hood Lease") with Hood Park LLC (the "Landlord"), pursuant to which the Company will lease approximately 61,139 square feet of office and laboratory space (the "Premises"). The term of the Hood Lease commenced on the Execution Date, and Finch will become responsible for paying rent under the Hood Lease on the earlier of (i) January 1, 2022 and (ii) the date Finch’s improvement on the Premises is substantially completed and Finch has commenced business operations in the Premises (the “Rent Commencement Date”). As of December 31, 2021, the Rent Commencement Date had not occurred and no lease expense, right-of-use asset, or lease liability was recognized under the Hood Lease.

The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises will start at approximately $4.5 million, and the lease contains annual rent escalations. The Hood Lease provides for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises. As of December 31, 2021, $5.3 million of lessor owned tenant improvements were completed by the Company and are recorded in other current assets on the consolidated balance sheet.

The Company posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the consolidated balance sheet as of December 31, 2021.

The following table presents the classification of right-of-use assets and lease liabilities as of December 31, 2021:

	BALANCE SHEET CLASSIFICATION	DECEMBER 31, 2021
ASSETS
Operating lease assets	Operating right-of-use assets	$5,053
Finance lease assets	Property and equipment, net	22
Total lease assets		5,075
Liabilities
Current
Operating lease liabilities	Operating lease liabilities, current	$1,128
Finance lease liabilities	Other current liabilities	19
Noncurrent
Operating lease liabilities	Operating lease liabilities, non-current	4,887
Finance	Other liabilities	7
Total lease liabilities		$6,041

The following table represents the components of lease cost, which are included in general and administrative and research and development expense on the statement of operations, for the year ended December 31, 2021:

LEASE COST	DECEMBER 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$27
Interest on lease liabilities	10
Operating lease cost	1,336
Short-term lease cost	254
Variable lease cost	525
Sublease income	(88)
Total lease cost	$2,064

The weighted-average remaining lease term and discount rate were as follows:

LEASE TERM AND DISCOUNT RATE	DECEMBER 31, 2021
Weighted-average remining lease term (years)
Operating leases	4.6
Finance Leases	1.2
Weighted-average discount rate
Operating leases	6.7%
Finance Leases	30.6%

Supplemental disclosure of cash flow information related to leases was as follows:

SUPPLEMENTAL CASH FLOW INFORMATION	DECEMBER 31, 2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$1,006
Financing cash flows from finance leases	$27

The following table represents a summary of the Company’s future lease payments required as of December 31, 2021:

	OPERATING LEASE OBLIGATIONS	HOOD PARK LEASE OBLIGATIONS	FINANCE LEASE OBLIGATIONS	TOTAL LEASE OBLIGATIONS
2022	$1,487	$4,535	$24	$6,046
2023	1,440	4,663	6	6,109
2024	1,460	4,795	—	6,255
2025	1,496	4,931	—	6,427
2026	1,116	5,071	—	6,187
Thereafter	—	27,605	—	27,605
Total future minimum lease payments	$6,999	$51,600	$30	$58,629
Less: amount representing interest	(984)	—	(5)	(989)
Present value of future minimum lease payments	$6,015	$51,600	$25	$57,640

The following represents a summary of the Company's future minimum lease payments under non-cancelable lease agreements, presented in accordance with ASC 840, as of December 31, 2020:

	OPERATING LEASE OBLIGATIONS	FINANCE LEASE OBLIGATIONS	TOTAL LEASE OBLIGATIONS
2021	$1,351	$36	$1,387
2022	1,387	24	1,411
2023	1,424	6	1,430
2024	1,460	—	1,460
2025	1,496	—	1,496
Thereafter	1,115	—	1,115
Total minimum lease payments	$8,233	$66	$8,299
Less: amount representing interest	—	(14)	(14)
Present value of minimum lease payments	$8,233	$52	$8,285

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	DECEMBER 31, 2021	DECEMBER 31, 2020
Accrued research and development	$1,345	$81
Accrued legal and professional fees	1,117	711
Accrued compensation and benefits	4,401	3,532
Accrued other	3,062	904
Total accrued expenses and other current liabilities	$9,925	$5,228

7. REVENUE

Takeda Pharmaceutical Company Limited

In January 2017, the Company entered into an agreement (the “Takeda Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under certain of its patents, patent applications and know-how to develop the Company’s microbiome therapeutic candidate FIN-524, now known as TAK-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. The Company subsequently amended and restated the Takeda Agreement in October 2019 to provide for the Company to allocate certain resources towards determining the feasibility of developing a second microbiome therapeutic candidate, FIN-525. The Company further amended the Takeda Agreement in August 2021 to transition primary responsibility for further development and manufacturing activities with respect to TAK-524 from the Company to Takeda in accordance with a transition plan, and Takeda assumed sole responsibility for regulatory matters with respect to TAK-524. In November 2021, Takeda Agreement was amended again to enable the Company to carry out certain FIN-525 preliminary evaluation activities.

Under the terms of the Takeda Agreement, the Company agreed to design TAK-524, a product candidate optimized for ulcerative colitis, for Takeda based on selection criteria within a product-specific development plan. The Company also agreed to conduct a feasibility study to potentially further develop FIN-525, a program to develop a live biotherapeutic product optimized for the treatment of Crohn’s disease. The Company assessed this arrangement in accordance with ASC 606, and concluded that the contract counterparty, Takeda, is a customer. The Company identified the following material promises at the outset of the Takeda Agreement: (1) an exclusive license to use the Company’s rights in intellectual property to conduct research activities; (2) R&D services for activities under the development plan; (3) two options to pursue different indications of research for the Company’s right in product candidates; (4) manufacturing and supply for the Company’s clinical trials; and (5) participation on a joint steering and joint development committee (“JSC” and “JDC”). The options were considered distinct from the other promises in the arrangement and analyzed for material rights; the Company concluded these were not material rights and the consideration related to them should be excluded as a performance obligation until the option is exercised. The Company determined that the remaining promises were not capable of being distinct from one another and were not distinct in the context of the contract. In accordance with the Company’s ASC 606 assessment, the Takeda Agreement was determined to contain a single combined performance obligation made up of the promises above, excluding the options. The FIN-525 feasibility study was determined to be part of the single combined performance obligation due to its connection to the original license and research and development activities. The FIN-525 feasibility study was completed in March 2021.

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

On August 9, 2021, the Company and Takeda entered into an amendment to the amended and restated Takeda Agreement (the “Amendment”). Pursuant to the Amendment, Finch and Takeda transitioned primary responsibility for such development and manufacturing activities from Finch to Takeda in accordance with an agreed upon transition plan, and Takeda also assumed sole responsibility for regulatory matters with respect to TAK-524. The Company accounted for the Amendment as a modification to the existing contract under ASC 606, as the Amendment significantly reduced the remaining performance obligations, which were then completed by September 30, 2021. As a result, the remaining revenue that had been deferred under the Takeda Agreement was recognized in the third quarter of 2021.

In November 2021, Takeda and Finch entered into an amendment to the amended and restated Takeda Agreement ("Amendment #2"). Pursuant to Amendment #2, Finch is performing certain additional research activities related to the feasibility of the FIN-525 program prior to Takeda making the decision to initiate the full development program. Under the amendment, Takeda shall pay Finch for pass-through costs incurred and research services performed at the agreed-upon full-time equivalent (“FTE”) rate. The additional feasibility work is expected to be completed in the first quarter of 2022 at which point Takeda can determine whether to initiate a full product specific development plan for FIN-525 following its review of the data.

The Company recognized revenue related to the Takeda Agreement of $18.5 million and $7.4 million in the years ended December 31, 2021 and 2020, respectively, which is included under collaboration revenue in the consolidated statements of operations.

Takeda reimburses the Company for certain R&D costs on a quarterly basis. The Company recorded accounts receivable of $0.5 million and $1.0 million on its consolidated balance sheets as of December 31, 2021, and December 31, 2020, respectively. As of December 31, 2021, there is no remaining deferred revenue due to the Company's satisfaction of the performance obligation. As of December 31, 2020, the Company recorded deferred revenue of $13.6 million related to the Takeda Agreement.

The Takeda Agreement contains various milestone payments associated with development and commercialization efforts that provide for a maximum available amount of $180.0 million should all of the milestones be achieved. These milestones are constrained until the Company determines it is probable that the cumulative revenue related to the milestones will not be reversed. As of December 31, 2021, the Company has earned and received $4.0 million in milestone payments.

The Company is still eligible to receive royalties under the Amendment and Takeda is obligated to pay the Company mid-to-high single digit royalties based on annual aggregate net sales of the licensed products, on a product-by-product basis, subject to certain restrictions. The Company did not receive any payments or record any revenues related to sales-based royalties under the Takeda Agreement in the years ended December 31, 2021 and 2020.

OpenBiome

The Company and OpenBiome entered into an Asset Purchase and License Agreement (the “APL Agreement”) in February 2019 that was effective through November 2020. Under the APL Agreement, the Company licensed certain intellectual property and sold certain fecal microbiota transplantation, or FMT, materials and equipment to OpenBiome (see Note 13).

The Company earned $0 and $0.3 million in royalty revenue related to the APL Agreement in the years ended December 31, 2021 and 2020, respectively, which is recorded as royalty revenue from related party on the Company’s consolidated statements of operations.

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

The LMIC Agreement was entered into separately from the asset purchase agreement with OpenBiome (the "OpenBiome Agreement") (see Note 13) and the license granted under the LMIC Agreement is unrelated to the assets acquired under the OpenBiome Agreement. The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. In the event that OpenBiome is required to pay a royalty to a third party to obtain rights under patents owned or controlled by such third party that are necessary for the exercise of its rights under the Company’s intellectual property pursuant to the LMIC Agreement, then OpenBiome shall have the right to deduct a portion of the amount of the royalty due to the third party against the royalties that are due from OpenBiome to the Company. The Company has not earned any of these royalty payments as of December 31, 2021.

The LMIC Agreement will continue in perpetuity until the last royalty is earned under the LMIC Agreement unless otherwise terminated by either party. OpenBiome has the right to terminate the LMIC Agreement for convenience upon 90 days’ specified prior written notice to the Company. Either party may terminate the LMIC Agreement in the event of an uncured material breach by the other party.

The Company did not recognize any revenue related to the LMIC Agreement for the years ended December 31, 2021 and 2020, as there are currently no marketable OpenBiome Royalty Products.

8. INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company.

The effective income tax rate differed from the statutory federal income tax rate due to the following:

	YEAR ENDED DECEMBER 31,
	2021	2020
Federal income taxes at 21%	21.00%	21.00%
State income taxes, net of federal benefit and tax credits	6.90	6.04
Permanent differences	(0.19)	(1.60)
Research and development credit	2.12	2.03
Change in valuation allowance	(29.30)	(26.96)
Other adjustments	(0.53)	(0.51)
	0.00%	0.00%

Significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Deferred Tax Assets:
Net operating losses	$48,419	$30,192
Tax credits	4,376	2,921
Deferred revenue	—	3,057
Accrued expenses	859	225
Right of Use Liabilities	1,633	0
Other	548	289
Total deferred tax assets	55,835	36,684
Valuation allowance	(49,079)	(31,963)
Total net deferred tax assets	6,756	4,721
Deferred Tax Liabilities:
Intangibles assets	7,952	7,891
Fixed assets	563	253
Right of Use Assets	1,372	0
Other	330	38
Total deferred tax liabilities	10,217	8,182
Total net deferred tax liabilities	(3,461)	$(3,461)

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers taxable income in prior carryback years, as permitted under the tax law, forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis.

The Company continues to maintain a partial valuation allowance against its deferred tax assets. During the years ended December 31, 2021 and 2020, management assessed the positive and negative evidence in its U.S. operations, and concluded that it is more likely than not that a portion of its deferred tax assets as of December 31, 2021 and 2020 will not be realized given the Company’s history of operating losses. In determining the amount of the valuation allowance to record, the Company considered the reversal of existing taxable temporary differences as a source of taxable income against which a portion of its deferred tax assets is benefitted. The Company recorded a full valuation allowance against the remaining U.S. deferred tax assets in excess of this source of taxable income. The valuation allowance against deferred tax assets increased by approximately $17.1 million during 2021 related to a full valuation allowance recorded against additional net operating losses and tax credits generated in the year.

As of December 31, 2021, the Company had federal net operating losses of $181.9 million, which may be available to offset future federal income tax liabilities.

As of December 31, 2020, the Company had federal net operating losses of $114.4 million, which may be available to offset future federal income tax liabilities. The Company’s federal net operating losses incurred prior to 2018, $37.2 million, expire through 2037, while its federal net operating losses incurred in 2018 and onwards, $144.7 million, can be carried forward indefinitely.

As of December 31, 2021, the Company had post-apportioned state net operating losses of $10.2 million that can generally be carried forward 20 years. As of December 31, 2020, the Company had post-apportioned state net operating losses of $6.1 million that can generally be carried forward 20 years.

As of December 31, 2021, the Company had $3.8 million and $0.4 million of federal and state research and development credits, respectively, which will expire at various dates through 2041. As of December 31, 2020, the Company had $2.6 million and $0.3 million of federal and state research and development credits, respectively, which will expire at various dates through 2040.

Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The Company has not, yet, conducted a study to determine if any such changes have occurred that could limit its ability to use the net operating loss and tax credit carryforward.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. As of December 31, 2021 and 2020, the total amount of uncertain tax liabilities relates to federal and state tax credit carryforwards and are all recorded net in deferred taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Balance, beginning of year	$1,318	$1,004
Additions for tax positions of current year	507	—
Additions for tax positions of prior years	(3)	314
Balance, end of year	$1,822	$1,318

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

9. COMMITMENTS AND CONTINGENCIES

Legal contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “‘309 patent”); 10,463,702 (the “‘702 patent”); 10,328,107 (the “‘107 patent”); 10,064,899; 10,022,406; 9,962,413; and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 patents. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012. The U.S District Court for the District of Delaware set a trial date for a five-day trial beginning on May 20, 2024. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined under ASC 450, Contingencies, that there is no probable or estimable loss contingency that is required to be recorded as of December 31, 2021.

License payments

The Company enters into contracts in the normal course of business with contract research organizations and other third parties for preclinical studies, clinical studies, and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancelable by the Company upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers up to one year after the date of cancellation. Under these agreements, in exchange for access to intellectual property the Company may be obligated to provide future minimum royalty payments and milestone payments related to regulatory approvals and sales-based events. The Company entered into the OpenBiome Agreement in November 2020 (see Note 13) and the closing of the OpenBiome Agreement occurred on March 1, 2021. Under the terms of the OpenBiome Agreement, the Company is required to make certain milestone and royalty payments to OpenBiome in conjunction with the license and purchase of certain intellectual property related to the underlying CMC process used to manufacture materials for its clinical trials. The OpenBiome Agreement also effectively terminated the APL Agreement and the obligations under the Material Access License Agreement (the “MAL Agreement”), which the Company entered into with OpenBiome in December 2016.

Under the APL Agreement, which was entered into in 2019 and effective through November 2020, the Company was obligated to make certain contingent payments for milestones and royalties to OpenBiome, subject to the occurrence of specific underlying criteria that were dependent on regulatory approvals and sales-based events. The Company was obligated to make regulatory milestone payments to OpenBiome aggregating up to $2.5 million upon the achievement of regulatory approvals, and sales-based milestone payments of up to $23.3 million in sales-based milestone payments upon the achievement of certain net sales criteria. The Company paid $0.1 million to OpenBiome associated with milestones in 2020. The APL Agreement was terminated in November 2020 upon the execution of the OpenBiome Agreement (see Note 13).

Under the MAL Agreement, the Company was also obligated to pay to OpenBiome, a low single digit royalty on net sales of certain cultured products and a high single digit percentage of certain sublicensing revenue (including royalties) of licensed cultured products. These royalties were calculated on a product-by-product and country-by-country basis. The Company paid $0.2 million to OpenBiome under the MAL Agreement in 2020 related to royalty payments. During the year ended December 31, 2020, the Company recorded an additional $0.3 million owed to OpenBiome under the MAL Agreement, of which $0.1 million remained due as of December 31, 2020. The MAL Agreement was terminated in November 2020 upon the execution of the OpenBiome Agreement (see Note 13).

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

In April 2020, the Company issued a promissory note to Silicon Valley Bank, pursuant to which it received loan proceeds of $1.8 million (the “PPP Loan”) provided under the PPP and guaranteed by the SBA. On May 8, 2021, the Company received notice from the SBA that the entirely of the PPP Loan was forgiven. Accordingly, the Company is no longer required to repay the $1.8 million in principal and approximately $19,000 in accrued interest borrowed under the PPP Loan. Gain on extinguishment of the PPP Loan is recorded in the consolidated statements of operations for the year ended December 31, 2021.

Leases

The Company's commitments under its lease agreements are described in Note 5.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

In September 2020, the Company sold an aggregate of 6,902,872 shares of its series D redeemable convertible preferred stock (“Series D”) at a purchase price of $13.0381 per share, for gross proceeds of $90.0 million. The Company incurred issuance costs of $0.1 million associated with the Series D issuance.

Upon the completion of the IPO, all 31,253,609 shares of outstanding preferred stock automatically converted into 31,253,609 shares of common stock. As of December 31, 2021, there were no shares of preferred stock authorized, issued, or outstanding.

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

11. STOCKHOLDERS' EQUITY

On February 24, 2021, the Board and the Company’s stockholders approved the Company’s amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO on March 18, 2021. The certificate authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. As of December 31, 2021, no shares of preferred stock were outstanding.

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

Each share of common stock entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of December 31, 2021, no cash dividends have been declared or paid.

The Company has issued restricted stock to founders, employees and consultants. All restricted stock was fully vested and all expense related to these shares was recognized prior to 2020.

As of December 31, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding preferred stock, the vesting of restricted stock and exercise of stock options, common stock warrants, and shares under the employee stock purchase plan:

	DECEMBER 31, 2021	DECEMBER 31, 2020
Redeemable convertible preferred stock	—	31,253,609
Options to purchase common stock	3,264,770	1,053,874
Common stock warrants[1]	—	19,346
Shares issuable under employee stock purchase plan	45,195	—
	3,309,965	32,326,829

_________________________

1 During the fourth quarter of 2021, 19,346 common stock warrants were net exercised, resulting in 19,303 net shares.

Secondary Sale

In October 2020, certain of the Company’s stockholders sold shares of the Company’s common stock at a price of $13.0381 per share to an investor. The investor purchased 412,323 shares of the Company’s common stock from these stockholders for an aggregate purchase price of $5.4 million, of which 258,924 shares of the Company’s common stock, or an aggregate purchase price of $3.4 million, were sold by affiliates of the Company, who are considered to be related parties. The shares were sold above fair value and the excess of the price paid over the fair value was recognized as $2.8 million of stock-based compensation expense. The Company recognized the $2.8 million as general and administrative expense in the consolidated statement of operations for the year ended December 31, 2020 (see Note 12).

12. STOCK-BASED COMPENSATION

2017 Equity Incentive Plan

The Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) in February 2017 for the issuance of stock options and other stock-based awards to employees, consultants, officers and directors. As of December 31, 2021, there were no shares available for future issuance since all shares in the 2017 Plan ceased to be available upon the effective date of the 2021 Equity Incentive Plan, which occurred in March 2021. There were 698,601 shares of common stock available for future grants under the 2017 Plan as of December 31, 2020.

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

As of December 31, 2021, there were 3,264,770 shares of common stock issuable upon the exercise of outstanding options and there were 2,569,454 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 500,000 shares of common stock. The first offering period of the plan commenced on December 1, 2021 under the 2021 ESPP.

Each offering to employees to purchase shares will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, ESPP participants will purchase ordinary shares at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the ESPP are subject to the determinations of the Company’s compensation committee. As of December 31, 2021, no shares were issued under the 2021 ESPP in 2021 and 500,000 shares were available for future issuance.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Risk-free interest rate	0.88%	0.46%
Expected term (in years)	5.1 - 6.3	5.5 - 6.1
Expected volatility	77.7% - 93.0%	74.6% - 76.6%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity of the Company’s stock options under the 2021 Plan for the year ended December 31, 2021:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2020	1,053,874	$1.51	7.5	$4,964
Granted	2,602,643	14.49
Exercised	(155,821)	1.21
Cancelled or forfeited	(211,987)	13.24
Expired	(23,939)	12.18
Outstanding as of December 31, 2021	3,264,770	$11.04	8.4	$7,228
Options exercisable as of December 31, 2021	846,024	$4.03	6.7	$5,589
Options vested or expected to vest as of December 31, 2021	3,264,770	$11.04	8.4	$7,228

The options granted during the years ended December 31, 2021 and 2020 were granted to employees and consultants of the Company. As of December 31, 2021, there was approximately $19.9 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 3.24 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The intrinsic value of options exercised in 2021 and 2020 was $1.7 million and $0.4 million, respectively. The weighted-average grant date fair value of stock options granted in the years ended December 31, 2021 and 2020 under the Black-Scholes option pricing model was $9.87 per option and $0.87 per option, respectively.

Restricted Stock

The restricted stock was granted to the founders of the Company, as well as employees and consultants of the Company. There was approximately $8,000 of stock-based compensation expense recognized for the 547,360 shares of restricted stock vested during the year ended December 31, 2020. All restricted stock was vested as of December 31, 2020 and there is no remaining stock-compensation expense related to restricted stock to be recognized for the year ended December 31, 2021.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31, 2021 and 2020 is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development	$1,605	$179
General and administrative	2,556	2,920
Total	$4,161	$3,099

The stock-based compensation expense for the year ended December 31, 2020 includes the $2.8 million recorded in relation to the secondary sale of common stock (see Note 11).

13. RELATED PARTY TRANSACTIONS

OpenBiome Historical Agreements

Under Master Strategic Affiliation Agreement with OpenBiome (the “Strategic Agreement”), OpenBiome and the Company reimbursed one another for certain administrative expenses. The Company’s Chief Executive Officer and a member of the Board is the spouse of the co-founder and former Executive Director of OpenBiome, and certain of the OpenBiome directors are stockholders of the Company.

For the years ended December 31, 2021 and 2020, the Company reimbursed OpenBiome $0.1 million and $0.3 million, respectively, under the Strategic Agreement. Also under the Strategic Agreement, OpenBiome reimbursed the Company $0.1 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, respectively the Company had no payable balance due to OpenBiome, and recorded a balance of zero and less than $0.1 million due from OpenBiome as of December 31, 2021 and 2020, respectively.

Until December 31, 2021, OpenBiome subleased office and lab space from the Company. The Company’s rent income under the sublease was $0.1 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 the Company no longer had an outstanding receivable due from OpenBiome. As of December 31, 2020, the Company had less than $0.1 million receivable from OpenBiome related to the sublease recorded as due from related party in the consolidated balance sheets. This lease was amended as of March 1, 2021 (see Note 5).

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

OpenBiome 2020 Agreements

Clinical Supply and Services Agreement

On February 10, 2020, the Company entered into a Clinical Supply and Services Agreement (the “CSA”) with OpenBiome, which terminated upon closing of the OpenBiome Agreement in March 2021. In accordance with the CSA, OpenBiome agreed to supply the Company with certain manufactured material and to provide additional support services to the Company. In consideration for these materials and services, the Company agreed to pay a monthly platform fee of $0.2 million, all direct employee overhead costs, and variable costs for consumables. Under a related payment agreement executed concurrently with the CSA, the Company paid a $0.5 million security deposit in the event of cost overruns under the CSA arrangement and approximately $1.6 million in prepaid fees. The $0.5 million security deposit was returned to the Company during the same period. The Company paid $1.1 million in total to OpenBiome under the CSA for the year ended December 31, 2021, and $3.8 million for the year ended December 31, 2020, including the security deposit that was returned. The Company had no outstanding payable balance due to OpenBiome under the CSA as of December 31, 2021, and recorded $0.2 million due to OpenBiome as of December 31, 2020, respectively, which is classified as due to related party in the Company’s consolidated balance sheets.

OpenBiome Purchase Agreement

On November 19, 2020, the Company entered into the OpenBiome Agreement in order to obtain OpenBiome’s CMC manufacturing process to enhance its current manufacturing capabilities for its lead program, CP101; the OpenBiome Agreement was fully executed and closed on March 1, 2021. Simultaneously with entering into the OpenBiome Agreement, the Company terminated the Strategic Agreement, the MAL Agreement, the QSS Agreement and the APL Agreement, as well as certain subject matter agreements. Upon closing of the OpenBiome Agreement on March 1, 2021, the CSA was also terminated, and the Company will not incur any additional expense to be paid to OpenBiome. The Company also amended the Strategic Agreement as part of the OpenBiome Agreement (the “A&R Strategic Agreement”).

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

In connection with the OpenBiome Agreement, the Company paid $1.2 million for the acquisition of certain assets in November 2020, which was capitalized as property and equipment as software on the Company’s consolidated balance sheet as of December 31, 2020 and paid $3.8 million upon the closing of the OpenBiome Agreement on March 1, 2021, for the remaining assets. The Company accounted for the OpenBiome Agreement as an asset acquisition and capitalized $5.0 million of property and equipment on the consolidated balance sheet as of March 31, 2021 for the acquired software and property and equipment. The Company did not assign any value to biological samples, contract services intellectual property, or the CMC technology license, as the Company did not acquire any additional rights that were not previously granted under the legacy agreements.

The Company is also required to pay certain milestones up to $26.0 million upon the occurrence of certain R&D events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

The Company previously granted OpenBiome a royalty-bearing, non-exclusive license to its intellectual property under the APL Agreement, which terminated upon the signing of the OpenBiome Agreement. The Company will continue to earn royalties under the OpenBiome Agreement based on sales of FMT materials.

14. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at the beginning of the next full quarter subsequent to their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.8 million and $0.4 million in the years ended December 31, 2021 and 2020, respectively.

15. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020
Numerator:
Net loss	$(58,160)	$(39,341)
Net loss attributable to common stockholders—basic and diluted	(58,160)	(39,341)
Denominator:
Weighted-average common stock outstanding—basic and diluted	39,202,086	8,144,855
Net loss per share attributable to common stockholders—basic and diluted	$(1.48)	$(4.83)

The Company’s potentially dilutive securities, which include preferred stock, restricted stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at December 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	YEAR ENDED DECEMBER 31,
	2021	2020
Preferred stock	—	31,253,609
Options to purchase common stock	3,264,770	1,053,874
Common stock warrants	—	19,346
Shares issuable under employee stock purchase plan	45,195	-
	3,309,965	32,326,829

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Pursuant to Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Remediation of Previously-Identified Material Weaknesses in Internal Control over Financial Reporting

In connection with our IPO, we previously disclosed material weaknesses identified in our internal control over financial reporting relating to the following: (1) an ineffective control environment, including a lack of sufficient accounting personnel and personnel with financial reporting expertise; (2) ineffective controls over cutoff, recording and classification of certain accounts, and the valuation and recognition of intangible assets acquired in a business combination that occurred in 2017; (3) ineffective risk assessment controls, including those policies and practices that would identify changes in our business practices, which could significantly impact our consolidated financial statements and system of internal controls; and (4) ineffective monitoring of controls related to the financial close and reporting process.

Our management, with oversight from our audit committee, has implemented the following remediation steps to address the material weaknesses and to improve our internal control over financial reporting:

•
We added finance personnel to the organization to strengthen our internal accounting team including a controller, assistant controller, associate director of SEC reporting and technical accounting, senior manager of SOX compliance and technical accounting, senior manager of accounting, and senior accountant. We reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions under review.
•
We engaged external accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•
With the support of internal control consultants, we completed risk assessment activities and the evaluation of the design of internal controls to address relevant risks, including developing remediation plans for any design deficiencies in our system of internal controls. We executed the remediation plans for the identified control design deficiencies and tested the effectiveness of the remediated controls.
•
We implemented a financial close policy and monitoring program, including the formation of a Disclosure Committee comprised of members of our senior management team and representatives from our accounting and legal departments to review and approve SEC filings and investor communications, the results of which are discussed with the audit committee of our board of directors quarterly.

Management concluded that, as a result of the implementation of these actions, the previously-identified material weaknesses in our internal control over financial reporting have been remediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Resignation of Chief Financial Officer; Appointment of Principal Financial Officer/Principal Accounting Officer

On March 30, 2022, Gregory D. Perry informed us of his intent to retire as our Chief Financial Officer effective as of April 30, 2022 (the “Retirement Date”). Mr. Perry is retiring for personal reasons and there are no disagreements between Mr. Perry and us on any matters relating to our operations, policies, or practices, including accounting principles and practices.

Effective as of the Retirement Date, the Board has appointed Marc Blaustein, our current Chief Operating Officer, to serve in the roles of principal financial officer and principal accounting officer. He will receive a salary increase of $15,000 for these additional appointments, resulting in an annual base salary of $415,000.

Mr. Blaustein, age 59, has served as our Chief Operating Officer since September 2021. Prior to joining the Company, from 2019 to 2021, he consulted as Head of Business Development for Guide Therapeutics, which was acquired by Beam Therapeutics in 2021. Prior to that time, Mr. Blaustein served as the Chief Executive Officer of NED Biosystems from 2017 to 2019 and co-founder and Chief Executive Officer of Akashi Therapeutics from 2011 to 2017. Before founding Akashi, he served in various leadership positions across several biotechnology companies, including serving as Senior Vice President of Manufacturing, Process and Commercial Operations at Dyax Corp. (now Takeda). Prior to Dyax, Mr. Blaustein held business development and management roles at Alkermes plc and worked in business development at Genetics Institute (now Pfizer). Mr. Blaustein began his career in management consulting, first at Mercer Management Consulting, and then as a founding partner of Northbridge Consulting. Mr. Blaustein has a B.A. in biology from the University of Pennsylvania and an M.P.P. from Harvard University. He is also a Chartered Financial Analyst (CFA) charterholder.

There are no arrangements or understandings between Mr. Blaustein and any other persons pursuant to which he was appointed to serve in the roles of principal financial officer and principal accounting officer. There are no family relationships between Mr. Blaustein and any of our directors or executive officers, and he does not have any direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with Mr. Perry's resignation, we and Mr. Perry intend to enter into a consulting agreement pursuant to which, among other things, following the Retirement Date, Mr. Perry will provide advisory services to the Company through the end of 2022. As consideration for his advisory services, Mr. Perry will be paid a monthly retainer.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Information Regarding Director Nominees and Current Directors”, “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our definitive proxy statement relating to our 2022 annual meeting of stockholders, or the 2022 Proxy Statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Executive Compensation” and “Non-Employee Director Compensation” in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Transactions with Related Persons” in the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the 2022 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Finch Therapeutics Group, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed March 23, 2021).
3.2	Amended and Restated Bylaws of Finch Therapeutics Group, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 23, 2021).
4.1

Third Amended and Restated Stockholders Agreement, by and among Finch Therapeutics Group, Inc. and certain of its stockholders, dated September 2, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).
4.3*	Description of Registrant’s Securities.
10.1†

2017 Equity Incentive Plan, as amended, and the forms of agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.2

Form of Indemnity Agreement between Finch Therapeutics Group, Inc. and its officers and directors (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.3*#	Amended and Restated Exclusive License Agreement between Regents of the University of Minnesota and Finch Therapeutics Holdings LLC, dated January 28, 2022.
10.4#

Exclusive License Agreement by and between Crestovo, LLC and Arizona Science and Technology Enterprises LLC, dated as of July 3, 2017, as amended August 27, 2018 (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.5#

Amended and Restated Agreement by and between Finch Therapeutics, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 21, 2019 (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.6#

Amendment, dated August 9, 2021, to the Amended and Restated Agreement by and between Finch Therapeutics, Inc. and Millennium Pharmaceuticals, Inc., dated as of October 21, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed November 10, 2021).

10.7*#	Amendment No. 2, dated November 12, 2021, to the Amended and Restated Agreement by and between Finch Therapeutics, Inc. and Millennium Pharmaceuticals, Inc. dated as of October 21, 2019.
10.8#

Asset Purchase Agreement by and between Finch Therapeutics, Inc. and Microbiome Health Research Institute, Inc., dated as of November 19, 2020 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.9#

LMIC License Agreement by and between Finch Therapeutics, Inc. and Microbiome Health Research Institute, Inc., dated as of November 19, 2020 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.10+

Lease by and between NextBiome, Inc. and North River II LLC, dated as of December 21, 2015 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.11+

First Amendment to Lease by and between Finch Therapeutics, Inc. and North River II LLC, dated as of January 20, 2017 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.12+

Lease, dated August 3, 2021, by and between Hood Park LLC and Finch Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed November 10, 2021).

10.13†	2021 Equity Incentive Plan and the forms of agreements thereunder (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-8, filed March 26, 2021).
10.14†	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-8, filed March 26, 2021).
10.15†

Amended and Restated Executive Employment Agreement, by and between Finch Therapeutics Group, Inc. and Mark Smith, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.16†

Amended and Restated Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Zain Kassam, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.17*†	Release Agreement, dated November 4, 2021, by and between Finch Therapeutics Group, Inc. and Zain Kassam.
10.18†

Amended and Restated Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Gregory D. Perry, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.19*†	Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as of September 8, 2021.
10.20*†	Amended and Restated Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Joseph Vittiglio, dated as of March 12, 2021
10.21*†	Amendment No. 1 to the Amended and Restated Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Joseph Vittiglio, dated as of March 18, 2021
21.1*	Subsidiaries of Finch Therapeutics Group, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page interactive date is embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

# Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Finch Therapeutics Group, Inc. if publicly disclosed.

+ Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

† Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINCH THERAPEUTICS GROUP, INC.

Date: March 31, 2022	By:	/s/ Mark Smith
Mark Smith, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Smith	Chief Executive Officer and Director	March 31, 2022
Mark Smith, Ph.D.	(Principal Executive Officer)

/s/ Gregory D. Perry	Chief Financial Officer	March 31, 2022
Gregory D. Perry	(Principal Financial Officer and Principal Accounting Officer )

/s/ Chris Shumway	Chairman of the Board of Directors	March 31, 2022
Chris Shumway

/s/ Domenic Ferrante	Director	March 31, 2022
Domenic Ferrante

/s/ Susan Graf	Director	March 31, 2022
Susan Graf

/s/ Nicholas Haft	Director	March 31, 2022
Nicholas Haft

/s/ Samuel A. Hamood	Director	March 31, 2022
Samuel A. Hamood

/s/ Christian Lange	Director	March 31, 2022
Christian Lange

/s/ Jeffrey Smisek	Director	March 31, 2022
Jeffrey Smisek

/s/ Jo Viney	Director	March 31, 2022
Jo Viney, Ph.D.