Form 10-Q
period 2022-03-31
Finch Therapeutics Group, Inc.
filed 2022-05-16
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022 there were 47,559,098 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs, including our ability to satisfactorily address FDA correspondence;
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
•
our ability to contract with contract research organizations, contract manufacturing organizations, third-party suppliers and manufacturers and other third parties with which the Company does business and their ability to perform adequately;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;
•
our ability to fund our working capital requirements and to service any debt obligations we may incur;
•
our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;
•
our financial performance and our ability to effectively manage our anticipated growth; and
•
our ability to obtain additional funding for our operations;

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk that correspondence from the FDA may require us to collect additional data or information beyond what we currently expect; uncertainties relating to regulatory applications and related filing and approval timelines; our limited operating history and historical losses; the possibility that we may be delayed in initiating, enrolling or completing any clinical trials; unexpected regulatory actions or delays, such as requests for additional safety and/or efficacy data or analysis of data, and including with respect to the FDA's planned review of the validation package for one of our release tests, which is utilized for both CP101 and FIN-211, or government regulation generally; our ability to comply with regulatory requirements or experience unanticipated problems with any of its product candidates; ongoing regulatory obligations and continued regulatory review may result in significant additional expense and we may be subject to penalties for failure to comply; our ability to maintain patent and other intellectual property protection and the possibility that our intellectual property rights may be infringed, invalid or unenforceable or will be threatened by third parties; our ability to qualify and scale our manufacturing capabilities to support multiple global clinical trials; our dependence on third parties in connection with manufacturing, clinical trials and preclinical studies; the impact and duration of the COVID-19 pandemic on our business, as well as those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and such information may be limited or incomplete. These statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially

ii

available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,931	$133,481
Accounts receivable	172	494
Prepaid expenses and other current assets	15,546	8,576
Total current assets	122,649	142,551
Property and equipment, net	19,406	19,635
Operating right-of-use assets	4,811	5,053
In-process research and development	32,900	32,900
Goodwill	18,057	18,057
Restricted cash, non-current	2,268	2,268
Other assets	4,542	4,905
TOTAL ASSETS	$204,633	$225,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,765	$3,737
Accrued expenses and other current liabilities	10,874	9,925
Operating lease liabilities, current	1,148	1,128
Total current liabilities	16,787	14,790
Deferred tax liability	3,461	3,461
Operating lease liabilities, non-current	4,594	4,887
Other liabilities	—	7
Total liabilities	24,842	23,145
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 47,532,588 and 47,512,182 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	365,305	363,172
Accumulated deficit	(185,562)	(160,995)
Total stockholders’ equity	179,791	202,224
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,633	$225,369

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
REVENUE:
Collaboration revenue	$354	$3,553
Total revenue	354	3,553
OPERATING EXPENSES:
Research and development	(15,530)	(12,975)
General and administrative	(9,404)	(4,552)
Total operating expenses	(24,934)	(17,527)
Net loss from operations	(24,580)	(13,974)
OTHER INCOME (EXPENSE), NET:
Interest income (expense)	13	(1)
Other expense, net	—	(6)
Total other income (expense), net	13	(7)
Loss before income taxes	(24,567)	(13,981)
Net loss	$(24,567)	$(13,981)
Net loss attributable to common stockholders—basic and diluted (Note 15)	$(24,567)	$(13,981)
Net loss per share attributable to common stockholders—basic and diluted	$(0.52)	$(1.00)
Weighted-average common stock outstanding—basic and diluted	47,528,948	14,033,273

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
BALANCE, January 1, 2021	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	6,902,872	$89,904	8,391,793	$8	$7,109	$(102,835)	$(95,718)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(11,596,280)	(53,593)	(5,166,203)	(36,336)	(7,588,254)	(53,221)	(6,902,872)	(89,904)	31,253,609	31	233,022	-	233,053
Initial public offering, net of underwriting discounts, commissions and net of offering costs of $11,786	—	—	—	—	—	—	—	—	7,500,000	8	115,706	-	115,714
Exercise of common stock options	—	—	—	—	—	—	—	—	81,901	-	54	-	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	-	335	-	335
Net loss	—	—	—	—	—	—	—	—	—	-	-	(13,981)	(13,981)
BALANCE, March 31, 2021	—	$—	—	$—	—	$—	—	$—	47,227,303	$47	$356,226	$(116,816)	$239,457

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
BALANCE, January 1, 2022	47,512,182	$47	$363,172	$(160,995)	$202,224
Exercise of common stock options	20,406	1	13	-	14
Stock-based compensation	—	-	2,120	-	2,120
Net loss	—	-	-	(24,567)	(24,567)
BALANCE, March 31, 2022	47,532,588	$48	$365,305	$(185,562)	$179,791

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,567)	$(13,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,331	368
Stock-based compensation expense	2,120	335
Other non-cash operating lease cost	242	211
Changes in operating assets and liabilities:
Accounts receivable	322	(1,217)
Due from related party	—	9
Prepaid expenses and other current assets	(6,970)	2,344
Other non-current assets	363	—
Accounts payable	1,093	58
Accrued expenses and other current liabilities	693	(926)
Due to related party	—	54
Deferred revenue	—	(2,236)
Operating lease liabilities	(273)	(233)
Net cash used in operating activities	(25,646)	(15,214)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(909)	(8,834)
Proceeds from sale of property and equipment	—	10
Net cash used in investing activities	(909)	(8,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	118,575
Principal payments on finance lease obligation	(9)	(8)
Proceeds from exercise of stock options, net	14	54
Payment of deferred offering costs	—	(1,254)
Net cash provided by financing activities	5	117,367
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26,550)	93,329
Cash, cash equivalents and restricted cash at beginning of period	135,965	99,910
Cash, cash equivalents and restricted cash at end of period	$109,415	$193,239
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$3
Cash paid in connection with operating lease liabilities	$369	$344
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$574	$978
Conversion of redeemable convertible preferred stock into common stock	$—	$233,053
Operating right-of-use assets obtained in exchange for new operating leases upon adoption of ASC 842	$—	$5,965
Deferred initial public offering costs in AP and accruals	$—	$594

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash and cash equivalents	$106,931	$193,023
Restricted cash	2,484	216
Total cash, cash equivalents and restricted cash	$109,415	$193,239

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Finch Therapeutics Group, Inc. (the “Company” or “FTG”) was incorporated in 2017 as a Delaware corporation. The Company was formed as a result of a merger and recapitalization of Finch Therapeutics, Inc. (“Finch”) and Crestovo Holdings LLC (“Crestovo”) in September 2017, in which the former owners of Finch and Crestovo were issued equivalent stakes in the newly formed company, FTG. Crestovo was renamed Finch Therapeutics Holdings LLC in November 2020 (“Finch Holdings”). Finch and Finch Holdings are both wholly-owned subsidiaries of FTG.

The Company is a clinical-stage microbiome therapeutics company leveraging its Human-First Discovery platform to develop a novel class of orally administered biological drugs. It is developing novel therapeutics designed to deliver missing microbes and their clinically relevant biochemical functions to correct dysbiosis and the diseases that emerge from it. The Company’s Human-First Discovery platform uses reverse translation to identify diseases of dysbiosis and to design microbiome therapeutics that address them. Its lead product candidate, CP101, is an orally administered complete microbiome therapeutic in development for the prevention of recurrent Clostridioides difficile infection ("CDI").

Initial Public Offering

On March 18, 2021, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 7,500,000 shares of its common stock at a public offering price of $17.00 per share, for aggregate gross proceeds of $127.5 million and net proceeds of $115.7 million after deducting underwriting discounts and commissions of $8.9 million and offering costs of $2.9 million. On April 20, 2021, the Company issued 192,877 additional shares of common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share for aggregate gross proceeds of $3.3 million and net proceeds of $3.0 million after deducting underwriting discounts, commissions and offering costs.

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

COVID-19 Impact

The extent of the impact of the COVID-19 pandemic on the Company’s business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including due to the emergence of variants of the virus, and the impact of the ongoing pandemic on clinical trial enrollment, trial sites, contract research organizations, contract manufacturing organizations, and other third parties with which the Company does business, as well as its impact on regulatory authorities and its key scientific and management personnel. While the Company is experiencing limited financial impacts at this time, given the risks and uncertainties associated with the pandemic, the Company’s business, financial condition and results of operations ultimately could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy.

At this time, it is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.

Liquidity and Capital Resources

Management believes that the Company’s cash and cash equivalents of $106.9 million as of March 31, 2022, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development ("R&D") programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended, published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2022 and 2021, and condensed consolidated cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other accounting standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on the condensed consolidated statements or disclosures.

The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the three months ended March 31, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$105,712	$105,712	$—	$—
Total financial assets	$105,712	$105,712	$—	$—

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$132,275	$132,275	$—	$—
Total financial assets	$132,275	$132,275	$—	$—

There were no transfers between fair value levels during the three months ended March 31, 2022 and the year ended December 31, 2021. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	MARCH 31, 2022	DECEMBER 31, 2021
Lab equipment	$3,978	$3,850
Office furniture and fixtures	537	537
Leasehold improvements	13,899	13,894
Construction work-in-progress	1,298	329
Software	4,883	4,883
Computer equipment	367	368
Total	$24,962	$23,861
Less: Accumulated depreciation	(5,556)	(4,226)
Property and equipment, net	$19,406	$19,635

Depreciation expense was $1.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company held $2.4 million of software and $0.7 million of lab equipment, which was purchased from Microbiome Health Research Institute, Inc., doing business as OpenBiome (“OpenBiome”). During the year ended December 31, 2021, the Company purchased $3.9 million of software, property, and equipment from a related party, under the Asset Purchase Agreement, dated as of November 19, 2020 between the Company and OpenBiome (the “OpenBiome Agreement”). For additional information on the OpenBiome Agreement, see Note 13.

5. LEASES

The Company adopted Accounting Standards Codification ("ASC") 842, Leases, during the quarter ended December 31, 2021, with an effective date of January 1, 2021, using the modified retrospective approach and utilizing the effective date as its date of initial application. The Company's condensed consolidated financial statements presented for fiscal year 2021 have been adjusted to reflect the impact of adoption of ASC 842 as of the effective date of January 1, 2021. The adoption of this standard resulted in the recognition of operating lease right-of-use assets of $5.8 million and current and noncurrent operating lease liabilities of $0.9 million and $5.9 million, respectively, and the derecognition of deferred rent liabilities and unamortized lease incentives of $0.8 million and $0.2 million, respectively, on the Company’s Balance Sheets as of January 1, 2021 relating to its office leases in Somerville, Massachusetts. The adoption of this standard did not have a significant impact on the Company’s consolidated Statements of Operations or Statements of Cash Flows as of January 1, 2021.

As of March 31, 2021 the adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of $5.8 million and current and noncurrent operating lease liabilities of $1.0 million and $5.7 million, respectively, and the derecognition of deferred rent liabilities and unamortized lease incentives of $0.8 million and $0.2 million, respectively, on the Company’s condensed consolidated balance sheet, relating to its office leases in Somerville, Massachusetts. The adoption of ASC 842 for the three months ended March 31, 2021 resulted in an impact to the condensed consolidated statement of cash flows of an increase of $0.2 million in other non-cash operating lease cost, a decrease of $0.2 million in operating lease liabilities and a net change in both accrued expenses and other liabilities and deferred rent of less than $0.1 million, respectively. Additionally, in the supplemental disclosure of cash flow information, the Company recognized $0.3 million in cash paid in connection with operating lease liabilities and $6.0 million in operating right-of use assets obtained in exchange for new operating leases upon adoption of ASC 842. The adoption of ASC 842 had no material impact to the condensed consolidated statement of operations for the three months ended March 31, 2021.

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

In July 2016, the Company entered into a 10-year sublease agreement (the "Inner Belt Road Sublease") to share its leased space under the Inner Belt Road Lease with OpenBiome, a related party, as sub-tenant. The Inner Belt Road Sublease provided for an allocation, based on OpenBiome’s proportionate share, of base rent and other expenses under the Inner Belt Road Lease, which was subject to change each year based on headcount and space used. In November 2020, pursuant to the OpenBiome Agreement, the Company and OpenBiome amended the terms of the Inner Belt Road Sublease to provide for a reduction in the size of the subleased premises upon the closing of the OpenBiome Agreement (see Note 13), which occurred on March 1, 2021. The Inner Belt Road Sublease was further amended on January 15, 2021 and June 22, 2021 and terminated on December 31, 2021.

The Company's lease expense under the Inner Belt Road Lease was $0.3 million for each of the three months ended March 31, 2022 and 2021. The Company recognized sublease income under the sublease to OpenBiome as rent was received over the sublease term. Gross lease income under the sublease to OpenBiome for the three months ended March 31, 2021 was $0.1 million and is presented as an offset to lease expense on the condensed consolidated statements of operations.

Cherry Street Lease

On March 1, 2021, the Company assumed a lease agreement (the “Cherry Street Lease”) in conjunction with the closing of the OpenBiome Agreement. The lease term is from March 2021 through February 2023. The Company’s lease expense under the Cherry Street Lease for the three months ended March 31, 2022 and 2021 was $24,900 and approximately $8,000, respectively.

Concord Avenue Lease

On May 25, 2021, Finch entered into a lease agreement (the "Concord Avenue Lease") from May 2021 through February 2022. The Company’s lease expense under the Concord Avenue Lease for the three months ended March 31, 2022 and 2021 was $0.1 million and zero, respectively. On August 17, 2021 Finch extended the term of the lease for an additional two-month period through April 2022 and on February 4, 2022, Finch further extended the lease for an additional month through May 2022. The Concord Avenue Lease qualifies as a short-term lease and will be excluded from the balance sheet.

Hood Lease

On August 3, 2021, Finch entered into a 10-year lease agreement (the "Hood Lease") with Hood Park LLC, pursuant to which Finch will lease approximately 61,139 square feet of office and laboratory space (the "Premises"). Finch became responsible for paying rent under the Hood Lease on January 1, 2022; however, as of March 31, 2022, Finch’s improvement on the Premises was not substantially completed and Finch has not commenced business operations in the Premises. Therefore, as of March 31, 2022, no lease expense, right-of-use asset, or lease liability was recognized under the Hood Lease.

The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises started at approximately $4.5 million, and the lease contains annual rent escalations. The Hood Lease provides for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises. As of March 31, 2022, $14.3 million of lessor owned tenant improvements were completed by the Company, $11.1 million of which are recorded as a receivable in other current assets on the condensed consolidated balance sheet, as the allowance is reimbursable by the lessor.

Finch posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

The following table presents the classification of right-of-use assets and lease liabilities as of March 31, 2022 and December 31, 2021:

	BALANCE SHEET CLASSIFICATION	March 31, 2022	December 31, 2021
ASSETS
Operating lease assets	Operating right-of-use assets	$4,811	$5,053
Finance lease assets	Property and equipment, net	17	22
Total lease assets		4,828	5,075
Liabilities
Current
Operating lease liabilities	Operating lease liabilities, current	$1,148	$1,128
Finance lease liabilities	Other current liabilities	14	19
Noncurrent
Operating lease liabilities	Operating lease liabilities, non-current	4,594	4,887
Finance lease liabilities	Other liabilities	6	7
Total lease liabilities		$5,762	$6,041

The following table represents the components of lease cost, which are included in general and administrative and research and development expense on the statement of operations, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
LEASE COST	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$9	$8
Interest on lease liabilities	2	3
Operating lease cost	339	317
Short-term lease cost	108	5
Variable lease cost	495	68
Sublease income	—	(57)
Total lease cost	$953	$344

The weighted-average remaining lease term and discount rate as of March 31, 2022 and December 31, 2021 were as follows:

LEASE TERM AND DISCOUNT RATE	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	4.4	4.6
Finance Leases	1.0	1.2
Weighted-average discount rate
Operating leases	6.7%	6.7%
Finance Leases	30.6%	30.6%

Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
SUPPLEMENTAL CASH FLOW INFORMATION	2022	2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$273	$233
Financing cash flows from finance leases	$9	$8

The following table represents a summary of the Company’s future lease payments required as of March 31, 2022:

	OPERATING LEASE OBLIGATIONS	HOOD PARK LEASE OBLIGATIONS	FINANCE LEASE OBLIGATIONS	TOTAL LEASE OBLIGATIONS
2022	$1,117	$3,021	$17	$4,155
2023	1,440	4,663	6	6,109
2024	1,460	4,795	—	6,255
2025	1,496	4,931	—	6,427
2026	1,116	5,071	—	6,187
Thereafter	—	27,605	—	27,605
Total future minimum lease payments	$6,629	$50,086	$23	$56,738
Less: amount representing interest	(887)	—	(3)	(890)
Present value of future minimum lease payments	$5,742	$50,086	$20	$55,848

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	MARCH 31, 2022	DECEMBER 31, 2021
Accrued research and development	$979	$1,345
Accrued legal and professional fees	2,806	1,117
Accrued compensation and benefits	2,352	4,401
Accrued other	4,737	3,062
Total accrued expenses and other current liabilities	$10,874	$9,925

7. REVENUE

Takeda Pharmaceutical Company Limited

In January 2017, the Company entered into an agreement (as amended, the “Takeda Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”), pursuant to which the Company granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under certain of its patents, patent applications and know-how to develop the Company’s microbiome therapeutic candidate, TAK-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. The Company subsequently amended and restated the Takeda Agreement in October 2019 to provide for the Company to allocate certain resources towards determining the feasibility of developing a second microbiome therapeutic candidate, FIN-525. The Company further amended the Takeda Agreement in August 2021 to transition primary responsibility for further development and manufacturing activities with respect to TAK-524 from the Company to Takeda in accordance with a transition plan, and Takeda assumed sole responsibility for regulatory matters with respect to TAK-524. In November 2021, the Takeda Agreement was amended again to enable the Company to carry out certain preliminary evaluation activities with respect to FIN-525.

Under the terms of the Takeda Agreement, the Company agreed to design TAK-524, a product candidate optimized for ulcerative colitis, for Takeda based on selection criteria within a product-specific development plan. The Company also agreed to conduct a feasibility study to potentially further develop FIN-525, a program to develop a live biotherapeutic product optimized for the treatment of Crohn’s disease. The Company assessed this arrangement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that the contract counterparty, Takeda, is a customer. The Company identified the following material promises at the outset of the Takeda Agreement: (1) an exclusive license to use the Company’s rights in intellectual property to conduct research activities; (2) R&D services for activities under the development plan; (3) two options to pursue different indications of research for the Company’s right in product candidates; (4) manufacturing and supply for the Company’s clinical trials; and (5) participation on a joint steering committee and joint development committee. The options were considered distinct from the other promises in the arrangement and analyzed for material rights; the Company concluded these were not material rights and the consideration related to them should be excluded as a performance obligation until the option is exercised. The Company determined that the remaining promises were not capable of being distinct from one another and were not distinct in the context of the contract. In accordance with the Company’s ASC 606 assessment, the Takeda Agreement was determined to contain a single combined performance obligation made up of the promises above, excluding the options. The FIN-525 feasibility study was determined to be part of the single combined performance obligation due to its connection to the original license and research and development activities. The FIN-525 feasibility study was completed in March 2021.

The Company received an upfront payment from Takeda of $10.0 million in the year ended December 31, 2017 in exchange for the exclusive license of the Company’s intellectual property. The Company included the upfront payment and the estimable reimbursable R&D costs in the transaction price and recognized revenue associated with it over the period it expected to perform R&D services. Under the original agreement the estimated term for the R&D and manufacturing services for which the Company had primary responsibility, was through Phase 1 clinical trials.

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

In November 2021, Takeda and Finch entered into an amendment to the Takeda Agreement ("Amendment #2"). Pursuant to Amendment #2, Finch is obligated to perform certain additional research activities related to the feasibility of the FIN-525 program prior to Takeda making the decision to initiate the full development program. Under Amendment #2, Takeda shall pay Finch for pass-through costs incurred and research services performed at the agreed-upon full-time equivalent rate. The additional feasibility work is expected to be completed in the second quarter of 2022.

The Company recognized revenue related to the Takeda Agreement of $0.4 million and $3.6 million in the three months ended March 31, 2022 and 2021, respectively, which is included under collaboration revenue in the condensed consolidated statements of operations.

Takeda reimburses the Company for certain R&D costs on a quarterly basis. The Company recorded accounts receivable of $0.2 million and $0.5 million on its condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, respectively. As of March 31, 2022, there is no remaining deferred revenue due to the Company's satisfaction of the performance obligation.

The Takeda Agreement contains various milestone payments associated with development and commercialization efforts that provide for a maximum available amount of $180.0 million should all of the milestones be achieved. These milestones are constrained until the Company determines it is probable that the cumulative revenue related to the milestones will not be reversed. As of March 31, 2022, the Company has earned and received $4.0 million in milestone payments.

The Company is still eligible to receive royalties under the Amendment and Takeda is obligated to pay the Company mid-to-high single digit royalties based on annual aggregate net sales of the licensed products, on a product-by-product basis, subject to certain restrictions. The Company did not receive any payments or record any revenues related to sales-based royalties under the Takeda Agreement in the three months ended March 31, 2022 and 2021.

OpenBiome

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

The LMIC Agreement was entered into separately from the OpenBiome Agreement (see Note 13) and the license granted under the LMIC Agreement is unrelated to the assets acquired under the OpenBiome Agreement. The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid single digit to low second decile digits on a product-by-product and country-by-country basis. In the event that OpenBiome is required to pay a royalty to a third party to obtain rights under patents owned or controlled by such third party that are necessary for the exercise of its rights under the Company’s intellectual property pursuant to the LMIC Agreement, then OpenBiome shall have the right to deduct a portion of the amount of the royalty due to the third party against the royalties that are due from OpenBiome to the Company. The Company had not earned any of these royalty payments pursuant to the LMIC Agreement as of March 31, 2022.

The LMIC Agreement will continue in perpetuity until the last royalty is earned under the LMIC Agreement unless otherwise terminated by either party. OpenBiome has the right to terminate the LMIC Agreement for convenience upon 90 days specified prior written notice to the Company. Either party may terminate the LMIC Agreement in the event of an uncured material breach by the other party.

The Company did not recognize any revenue related to the LMIC Agreement for the three months ended March 31, 2022 and 2021, as there were no marketable OpenBiome Royalty Products in these periods.

8. INCOME TAXES

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the three months ended March 31, 2022 as compared to the year ended December 31, 2021.

9. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “‘309 patent”); 10,463,702 (the “‘702 patent”); 10,328,107 (the “‘107 patent”); 10,064,899; 10,022,406; 9,962,413; and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 patents. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The U.S District Court for the District of Delaware set a trial date for a five-day trial beginning on May 20, 2024. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined under ASC 450, Contingencies, that there is no probable or estimable loss contingency that is required to be recorded as of March 31, 2022.

License Payments

The Company enters into contracts in the normal course of business with contract research organizations and other third parties for preclinical studies, clinical studies, and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancelable by the Company upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of the Company's service providers up to one year after the date of cancellation. Under these agreements, in exchange for access to intellectual property, the Company may be obligated to provide future minimum royalty payments and milestone payments related to regulatory approvals and sales-based events. The Company entered into the OpenBiome Agreement in November 2020 (see Note 13) and the closing of the OpenBiome Agreement occurred on March 1, 2021. Under the terms of the OpenBiome Agreement, the Company is required to make certain milestone and royalty payments to OpenBiome in conjunction with the license and purchase of certain intellectual property related to the underlying chemistry, manufacturing, and controls ("CMC") process used to manufacture materials for its clinical trials. The OpenBiome Agreement also effectively terminated the Asset Purchase and License Agreement (the "APL Agreement"), which the Company entered into with OpenBiome in February 2019, and the obligations under the Material Access License Agreement (the “MAL Agreement”), which the Company entered into with OpenBiome in December 2016.

Leases

The Company's commitments under its lease agreements are described in Note 5.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the completion of the IPO, all 31,253,609 shares of outstanding preferred stock automatically converted into 31,253,609 shares of common stock. As of March 31, 2022, there were no shares of preferred stock outstanding.

11. STOCKHOLDERS’ EQUITY

On February 24, 2021, the Board and the Company’s stockholders approved the Company’s amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO on March 18, 2021. The certificate authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on our common stock, diluting the voting power of our common stock, impairing the liquidation rights of our common stock, or delaying or preventing a change in control. As of March 31, 2022, no shares of preferred stock were outstanding.

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

Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock outstanding, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of March 31, 2022, no cash dividends have been declared or paid.

As of March 31, 2022 and 2021 the Company has reserved the following shares of common stock for potential conversion of outstanding preferred stock, the vesting of restricted stock and exercise of stock options and common stock warrants:

	MARCH 31, 2022	MARCH 31, 2021
Options to purchase common stock	4,771,403	2,032,964
Common stock warrants	—	19,346
Shares issuable under employee stock purchase plan	32,088	—
	4,803,491	2,052,310

12. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In March 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO, and as a result no further grants will be made under the 2017 Equity Incentive Plan (the "2017 Plan"). However, any outstanding grants made under the 2017 Plan remain effective.

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

On March 31, 2022, the Company registered 2,375,609 additional shares of common stock under the 2021 Plan, pursuant to the provisions of the 2021 Plan providing for an automatic increase in the number of shares common stock reserved and available for issuance under the 2021 Plan on January 1, 2022.

As of March 31, 2022, there were 4,771,403 shares of common stock issuable upon the exercise of outstanding options and there were 1,055,672 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 500,000 shares of common stock. The first offering period under the 2021 ESPP commenced on December 1, 2021.

Each offering to employees to purchase shares will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, participants in the 2021 ESPP will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the 2021 ESPP are subject to the determinations of the compensation committee of the Board. On March 31, 2022, the Company registered 475,121 additional shares of its common stock under the 2021 ESPP, pursuant to the provisions of the 2021 ESPP, providing for an automatic increase in the number of shares of common stock reserved and available for issuance under the 2021 ESPP on January 1, 2022. As of March 31, 2022, no shares were issued under the 2021 ESPP in 2022 and 975,121 shares were available for future issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the three months ended March 31, 2022:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2021	3,264,770	$11.04	8.4	$7,228
Granted	1,682,750	8.24
Exercised	(20,406)	0.63
Cancelled or forfeited	(150,994)	12.41
Expired	(4,717)	13.63
Outstanding as of March 31, 2022	4,771,403	$10.05	8.2	$2,857
Options exercisable as of March 31, 2022	1,165,647	$6.77	6.7	$2,382
Options vested or expected to vest as of March 31, 2022	4,771,403	$10.05	8.2	$2,857

As of March 31, 2022, there was approximately $27.2 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 3.34 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as R&D and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development	$1,009	$270
General and administrative	1,111	65
Total	$2,120	$335

13. RELATED PARTY TRANSACTIONS

Master Strategic Affiliation Agreement

Under the Master Strategic Affiliation Agreement with OpenBiome (the “Strategic Agreement”), OpenBiome and the Company reimbursed one another for certain administrative expenses. The Company’s Chief Executive Officer and a member of the Board is the spouse of the co-founder and former executive director of OpenBiome, and certain of the OpenBiome directors are stockholders of the Company.

The Company did not record any reimbursements to or from OpenBiome under the Strategic Agreement during three months ended March 31, 2022. For the three months ended March 31, 2021, the Company reimbursed OpenBiome $0.1 million, and OpenBiome reimbursed the Company $0.1 million under the Strategic Agreement. As of March 31, 2022 and December 31, 2021, the Company recorded zero payable balance due to OpenBiome. The Strategic Agreement was amended and restated in its entirety upon execution of the OpenBiome Agreement in November 2020 (as amended, the "A&R Strategic Agreement").

Until December 31, 2021, OpenBiome subleased office and lab space from the Company (see Note 5). The Company’s rent income under the sublease was $0.1 million for the three months ended March 31, 2021. As of March 31, 2022 the Company had not recorded rent income under the sublease and no longer had an outstanding receivable due from OpenBiome.

Clinical Supply and Services Agreement

On February 10, 2020, the Company entered into a Clinical Supply and Services Agreement (the “CSA”) with OpenBiome, which terminated upon closing of the OpenBiome Agreement in March 2021. In accordance with the CSA, OpenBiome agreed to supply the Company with certain manufactured material and to provide additional support services to the Company. In consideration for these materials and services, the Company agreed to pay a monthly platform fee of $0.2 million, all direct employee overhead costs, and variable costs for consumables. Under a related payment agreement executed concurrently with the CSA, the Company paid a $0.5 million security deposit in the event of cost overruns under the CSA arrangement and approximately $1.6 million in prepaid fees. The $0.5 million security deposit was returned to the Company during the same period. The Company paid OpenBiome $0.8 million under the CSA for the three months ended March 31, 2021.

OpenBiome Agreement

On November 19, 2020, the Company entered into the OpenBiome Agreement in order to obtain OpenBiome’s CMC manufacturing process to enhance its current manufacturing capabilities for its lead program, CP101; the OpenBiome Agreement was fully executed and closed on March 1, 2021. Simultaneously with entering into the OpenBiome Agreement, the Company terminated the MAL Agreement and the APL Agreement, as well as certain subject matter agreements, and executed the A&R Strategic Agreement. Upon the closing of the OpenBiome Agreement on March 1, 2021, the CSA was also terminated, and the Company will not incur any additional expense to be paid to OpenBiome.

Pursuant to the OpenBiome Agreement, the Company acquired certain biological samples, software, and a non-exclusive license to OpenBiome’s CMC technology upon signing in November 2020, and acquired certain biological samples, a commercial lease, contract services intellectual property and capital equipment upon the closing of the transaction in March 2021. The Company previously licensed the biological samples and OpenBiome’s CMC technology under various historical agreements with OpenBiome which terminated upon signing of the OpenBiome Agreement. As such, the acquisition of the CMC technology license was a continuation of previously granted rights. Under the A&R Strategic Agreement, the OpenBiome Agreement releases, for a one-year period from signing, a hiring restriction under the A&R Strategic Agreement (i.e., non-solicitation) such that the Company may hire, at its discretion, certain OpenBiome employees. The Company did not acquire any such employees as part of the transaction.

In connection with the OpenBiome Agreement, the Company paid $1.2 million for the acquisition of certain assets in November 2020, which was capitalized as property and equipment as software on the Company’s condensed consolidated balance sheet as of December 31, 2020, and paid $3.8 million upon the closing of the OpenBiome Agreement on March 1, 2021, for the remaining assets. The Company accounted for the OpenBiome Agreement as an asset acquisition and capitalized $5.0 million of property and equipment on the condensed consolidated balance sheet as of March 31, 2021 for the acquired software and property and equipment. The Company did not assign any value to biological samples, contract services intellectual property, or the CMC technology license, as the Company did not acquire any additional rights that were not previously granted under the legacy agreements.

The Company is also required to pay certain milestones of up to $26.0 million upon the occurrence of certain R&D events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid single digit royalties on sublicensing revenue related to such products.

The Company previously granted OpenBiome a royalty-bearing, non-exclusive license to its intellectual property under the APL Agreement, which terminated upon the signing of the OpenBiome Agreement. The Company will continue to earn royalties under the OpenBiome Agreement based on sales of fecal microbiota transplantation ("FMT") materials.

14. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.2 million in each of the three months ended March 31, 2022 and 2021.

15. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021
Numerator:
Net loss	$(24,567)	$(13,981)
Net loss attributable to common stockholders—basic and diluted	(24,567)	(13,981)
Denominator:
Weighted-average common stock outstanding—basic and diluted	47,528,948	14,033,273
Net loss per share attributable to common stockholders—basic and diluted	$(0.52)	$(1.00)

The Company’s potentially dilutive securities, which include preferred stock, restricted stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Options to purchase common stock	4,771,403	2,032,964
Common stock warrants	—	19,346
Shares issuable under employee stock purchase plan	32,088	—
	4,803,491	2,052,310

16. SUBSEQUENT EVENTS

Restructuring

On April 19, 2022, the Company announced its implementation of certain expense reduction measures, approved by its Board on April 14, 2022, including a reduction of the Company’s workforce by 37 full-time employees, or approximately 20% of the Company (the “Restructuring”). The Restructuring followed the Company’s decision to pause its chronic hepatitis B program, and its prior announcement of a clinical hold by the FDA on its investigational new drug ("IND") application for CP101 and associated delays to the Company’s recurrent CDI and autism spectrum disorder ("ASD") programs. On April 28, 2022, the Company announced that the FDA had removed the clinical hold on its IND for CP101. The Company believes the Restructuring will allow it to focus its financial resources on its CDI and ASD programs.

As a result of the Restructuring, the Company estimates that it will incur approximately $1.1 million in costs consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses. The Company expects to record a significant portion of these charges in the second quarter of 2022. The Restructuring is expected to be substantially completed by the end of the second quarter of 2022. As of the date of this quarterly report, the estimates of costs that the Company expects to incur and the timing thereof are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated in connection with the Restructuring.

Loan and Security Agreement

On May 11, 2022 the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., which provides for a term loan with aggregate maximum borrowings of up to $55.0 million (the “Term Loan”). Under the Loan Agreement, the Company borrowed an initial amount of $15.0 million, and has the option to draw down an additional $20.0 million under the first tranche of the Term Loan at the Company's discretion, and an additional $20.0 million from the second tranche subject to certain milestones and conditions.

The Term Loan bears interest at a variable annual rate equal to the greater of (i)(a) 4.05% plus (b) the Prime Rate (as reported in the Wall Street Journal) and (ii) 7.55%. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through December 1, 2024, or December 1, 2025 if certain conditions have been achieved prior to December 1, 2024. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until November 1, 2026 (the “Maturity Date”).

The Company paid a $262,500 facility charge upon closing and will pay a facility charge in connection with a draw under the second tranche of the Term Loan equal to 0.75% of the amount drawn. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 5.50% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on the date the principal amount borrowed under the Term Loan exceeds $25.0 million, subject to waiver upon satisfaction of certain conditions as set forth in the Loan Agreement. In addition, the Loan Agreement includes certain customary affirmative and restrictive covenants and representations and warranties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 31, 2022, which we refer to as the 2021 10-K.

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

Our lead product candidate, CP101, is an orally administered complete microbiome therapeutic in development for the prevention of recurrent Clostridioides difficile infection, or CDI. In June 2020, we reported positive topline data from our Phase 2 placebo-controlled clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM3 trial, and in November 2021, we reported positive topline data from our open-label, Phase 2 clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM-EXT trial. We have designed a Phase 3 clinical trial, which we refer to as the PRISM4 trial, to serve as our second pivotal trial of CP101 for the prevention of recurrent CDI. On March 1, 2022, we announced that enrollment in PRISM4 was paused following receipt of a clinical hold letter on February 24, 2022 from the U.S. Food and Drug Administration, or the FDA, in connection with our investigational new drug application, or IND, for CP101, requesting additional information regarding our SARS-CoV-2 donor screening procedures and associated informed consent language. On April 27, 2022, the FDA removed the clinical hold. We expect to proceed with enrollment in PRISM4 in the second half of this year after we complete certain manufacturing activities and quality system updates related to the recently resolved clinical hold, and submit for the FDA's review and agreement the validation package for one of our release tests and a PRISM4 protocol amendment. We plan to provide further guidance on the expected timing of a topline PRISM4 data readout in the future.

We have decided to modify the design of our Phase 1b clinical trial of FIN-211 in autism spectrum disorder, or ASD, which we refer to as AUSPIRE, as a single cohort, placebo-controlled study. The anticipated changes to AUSPIRE are expected to provide more meaningful insights into the potential impact of FIN-211 on behavioral and gastrointestinal symptoms, in addition to establishing safety and tolerability. The changes are supported by insights that have recently emerged from third-party studies of microbiota transplantation in children with autism and significant gastrointestinal symptoms. We anticipate submitting the IND for FIN-211 in the fourth quarter of this year. The IND submission is expected to reflect changes in the AUSPIRE trial design and manufacturing updates related to the recently resolved clinical hold on our IND for CP101. We plan to provide guidance in the future on the expected timing of a topline AUSPIRE data readout.

We continue to partner with Takeda Pharmaceutical Company Limited, or Takeda, on the development of targeted microbiome therapeutics for inflammatory bowel disease, or IBD. These include TAK-524, a product candidate designed for the treatment of ulcerative colitis, and FIN-525, a program to develop a live biotherapeutic product optimized for the treatment of Crohn's disease.

Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, including for our Human-First Discovery platform, and raising capital. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from our initial public offering, or the IPO, the sale of convertible preferred stock and from collaboration revenue.

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

We believe that our existing cash and cash equivalents of $106.9 million as of March 31, 2022 , together with anticipated, non-dilutive sources of additional cash, will fund our operations into the second quarter of 2024. These anticipated sources of cash include $15.0 million of funding that has been drawn under the Loan Agreement (as defined below), a $10.0 million tranche of funding that is available at our discretion under the Loan Agreement, expected near term milestones from the Takeda partnership, and the expected subletting of one of our office and lab facilities. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Recent Developments

On May 11, 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc. as administrative agent and collateral agent. Under the Loan Agreement, we borrowed $15 million, and we have the option to draw down two tranches of $10 million each at our discretion and an additional tranche of $20 million upon achievement of a milestone linked to topline data from PRISM4.

COVID-19 Business Update

We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy. The extent of the impact of the COVID-19 pandemic, including variants of COVID-19, on our business, operations and clinical development timelines and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, contract manufacturing organizations, and other third parties with whom we do business, as well as regulatory authorities and our key scientific and management personnel.

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognize revenue over our expected performance period under each agreement. We expect that our revenue for the next several years will be derived primarily from our current collaboration agreement and any additional collaborations that we may enter into in the future, and any collaboration revenue we generate will fluctuate from period to period as a result of the timing and amount of milestones and other payments. To date, we have not received any royalties under our collaboration agreement with Takeda. Additionally, we will continue to earn royalties under our Asset Purchase Agreement, dated as of November 19, 2020, or the OpenBiome Agreement, with Microbiome Health Research Institute, Inc., doing business as OpenBiome, or OpenBiome, based on sales of fecal microbiota transplantation, or FMT, materials.

Collaboration and License Agreement with Takeda

In January 2017, we entered into a research collaboration and exclusive license agreement, or as amended and restated, the Takeda Agreement, with Takeda, pursuant to which we granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under our rights in certain patents, patent applications and know-how to develop, have developed, manufacture, have manufactured, make, have made, use, have used, offer for sale, sell, have sold, commercialize, have commercialized and import our microbiome therapeutic candidate TAK-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. We subsequently amended and restated the Takeda Agreement in October 2019 to provide a similar worldwide, exclusive license to a second microbiome therapeutic candidate, FIN-525. We amended the Takeda Agreement in August 2021 to transition primary responsibility for further development and manufacturing activities with respect to TAK-524 from us to Takeda in accordance with a transition plan, and Takeda will assume sole responsibility for regulatory matters with respect to TAK-524. In November 2021, we amended the Takeda Agreement to enable us to carry out certain FIN-525 preliminary evaluation activities.

In connection with entry into the Takeda Agreement, we received a one-time, upfront payment from Takeda in the amount of $10.0 million. Additionally, we have received an aggregate of $4.0 million in additional payments upon the achievement of certain development milestones for TAK-524 therapeutic products, and we are entitled to receive up to an aggregate of $176.0 million for additional milestone payments upon the achievement of specified development, regulatory and commercial sale milestones for TAK-524 therapeutic products. We are also entitled to receive up to $177.7 million in the aggregate, upon the achievement of specified development, regulatory and commercial sale milestones for FIN-525 therapeutic products, subject, to certain specified reductions based upon the nature of the FIN-525 product and certain additional milestones to be negotiated by the parties. We are also entitled to receive up to $10.0 million upon achievement of certain milestone events for the first diagnostic product for each of TAK-524 and FIN-525, subject to certain reductions in the event that Takeda uses a third party to develop such diagnostic products. None of these milestones were impacted by the amendments to the Takeda Agreement noted above. Revenue under the Takeda Agreement is recognized as our research and development services are provided and is recorded as collaboration revenue on our condensed consolidated statement of operations.

Agreements with OpenBiome

We have historically collaborated with OpenBiome under several agreements related to, among other things, the license of various technology and intellectual property rights, and the supply of certain materials, as further described below.

On November 19, 2020, we entered into the LMIC License Agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The license granted to OpenBiome excludes a license under our intellectual property to exploit a lyophilized natural product (such as CP101) where processed stool is lyophilized. The only consideration provided to us under the LMIC Agreement is in the form of future royalties on net sales of these products, which are not currently commercially viable. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the three months ended March 31, 2022 and 2021, as there are currently no products available for sale.

Also on November 19, 2020, we entered into the OpenBiome Agreement. The OpenBiome Agreement effectively terminated certain existing agreements with OpenBiome and internalized certain functions for which we previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology, and, upon closing of the transaction, which occurred on March 1, 2021, we acquired certain additional assets, including biological samples, capital equipment and contracts. As of March 31, 2022, we have made payments of $5.0 million to OpenBiome related to the OpenBiome Agreement, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid single digit royalties on sublicensing revenue related to such products.

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

Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses and expensed as the related goods are delivered or the services are performed. We do not allocate certain employee-related costs, external costs directly related to our Human First Discovery platform, and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our platform research.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate and continue our planned clinical trials for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates and expand our corporate headquarters. We also expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.

Total Other Income (Expense), Net

Interest Income (Expense)

Interest income primarily consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on cash balances related to our money market account.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
REVENUE:
Collaboration revenue	$354	$3,553
Total revenue	354	3,553
OPERATING EXPENSES:
Research and development	(15,530)	(12,975)
General and administrative	(9,404)	(4,552)
Total operating expenses	(24,934)	(17,527)
Net operating loss	(24,580)	(13,974)
OTHER INCOME (EXPENSE):
Interest income (expense)	13	(1)
Other expense	—	(6)
Total other income (expense)	13	(7)
Net loss	$(24,567)	$(13,981)

Revenue

Revenue of $0.4 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $3.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the November 2021 amendment to the Takeda Agreement, pursuant to which we transitioned primary responsibilities with respect to TAK-524 to Takeda in the third quarter of 2021, resulting in a decrease in collaboration revenue in the current quarter.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021	Increase (Decrease)
CDI (CP101)	$3,530	$4,319	$(789)
Inflammatory Bowel Diseases (IBD) (TAK-524 and FIN-525)	492	2,785	(2,293)
Autism Spectrum Disorder (ASD) (FIN-211)	1,866	1,459	407
Hepatitis B (HBV) (CP101)	298	576	(278)
Platform	8,144	3,510	4,634
Unallocated	1,200	326	874
	$15,530	$12,975	$2,555

Research and development expenses for the three months ended March 31, 2022 were $15.5 million, compared to $13.0 million for the three months ended March 31, 2021. The increase of $2.6 million for the three months ended March 31, 2022 included a $4.6 million increase in our platform-related costs, primarily driven by a $2.6 million increase in personnel costs, a $1.9 million increase in manufacturing related expenses, and a $0.2 million increase in donor related costs, partially offset by a $0.8 million decrease in external costs. With the closing of the OpenBiome Agreement in the first quarter of 2021, we enhanced our internal manufacturing and platform research capabilities, which drove an overall increase in platform related costs, as we continue to build our platform and prepare for the future development of commercial supply needs. Additionally, there was a $0.4 million increase in expenses related to the expansion and development of our ASD program driven by a $0.3 million increase in external costs and a $0.1 million increase in personnel costs.

This increase was offset by a $2.3 million decrease in IBD program expenses driven primarily by a decrease of $1.6 million in contract research costs and $0.6 in personnel costs due to the transition of primary responsibilities with respect to TAK-524 from Finch to Takeda in the third quarter of 2021. Additionally, there was a $0.8 million decrease in costs related to our CDI program, driven by a $1.1 million decrease in external costs, as we brought more of our development activities in-house upon execution of the OpenBiome Agreement, partially offset by a $0.3 million increase in personnel related costs. Additionally, we had a $0.3 million decrease in expenses in connection with our previously announced decision to pause our program in chronic hepatitis B virus, including a $0.2 million decrease in personnel costs and $0.1 million in external costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$3,658	$2,368	$1,290
Facilities and supplies	218	100	118
Professional fees	3,254	1,818	1,436
Other expenses	2,274	266	2,008
	$9,404	$4,552	$4,852

General and administrative expenses were $9.4 million for the three months ended March 31, 2022, compared to $4.6 million for the three months ended March 31, 2021. The increase of $4.9 million for the three months ended March 31, 2022 was primarily due to a $2.0 million increase in other expenses, $1.4 million increase in professional fees, and $1.3 million increase in personnel expenses. The increase in other expenses was primarily related to $1.0 million in business insurance, while the increase in professional fees was primarily related to $2.3 million increase in legal expenses, partially offset by a $0.6 million decrease in consulting expenses and a $0.3 million decrease in audit and tax services. The increase in personnel expenses is related to an increase in headcount as well as an increase in stock-based compensation expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through equity financings and from collaboration revenue. We have raised an aggregate of approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue from the upfront payment and milestone payments received under our collaboration agreement with Takeda. In March 2021, we completed our IPO whereby we sold an aggregate of 7,500,000 shares of our common stock. In April 2021, we sold an additional 192,877 shares of our common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share, for aggregate gross proceeds of $3.3 million. In aggregate, we received approximately $118.8 million in net proceeds related to our IPO after deducting $9.2 million of underwriting discounts and commissions and $2.9 million of offering expenses.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Net cash used in operating activities	$(25,646)	$(15,214)
Net cash used in investing activities	(909)	(8,824)
Net cash provided by financing activities	5	117,367
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(26,550)	$93,329

Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $25.6 million. This cash outflow was primarily related to our net loss of $14.0 million in addition to a net decrease in our operating assets and liabilities of $4.8 million. The cash outflow included $2.1 million in stock-based compensation expense and $1.3 million in non-cash depreciation and amortization. The net decrease in our operating assets and liabilities of $4.8 million included a $7.0 million increase in prepaid expenses and other current assets and a $0.3 million decrease in operating lease liabilities. This was offset by a $1.1 million increase in accounts payable, a $0.7 million increase in accrued expenses and other current liabilities, a $0.4 million decrease in other non-current assets, and a $0.3 million decrease in accounts receivable.

During the three months ended March 31, 2021, cash used in operating activities was $15.2 million. This cash outflow was primarily related to our net loss of $14.0 million, a $2.2 million decrease in deferred revenue related to the Takeda Agreement, a $1.2 million increase in accounts receivable and a $0.9 million decrease in accrued expenses and other liabilities. This cash outflow was partially offset by a $2.3 million decrease in prepaid and other current assets. The cash outflow included $0.3 million in non-cash stock-based compensation expense and $0.4 million in non-cash depreciation and amortization expense for our fixed assets, including leasehold improvements.

Investing Activities

During the three months ended March 31, 2022 and 2021, we used $0.9 million and $8.8 million, respectively, of cash in investing activities. The $0.9 million used during the three months ended March 31, 2022 was due to purchases of property and equipment. The $8.8 million used during the three months ended March 31, 2021 was related to the purchase of property and equipment, including $3.8 million in purchases from a related party.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities of approximately $5,000 was due to proceeds from the exercise of company stock options offset by principal payments on finance lease obligations.

During the three months ended March 31, 2021 net cash provided by financing activities was $117.4 million, primarily related to $118.6 million of proceeds received from the IPO, net of underwriting discounts and commissions, partially offset by $1.3 million of payments of issuance costs related to the IPO.

Funding Requirements

As of March 31, 2022, our cash and cash equivalents were $106.9 million. We believe that our existing cash and cash equivalents, together with anticipated, non-dilutive sources of additional cash, will fund our operations into the second quarter of 2024. These anticipated sources of cash include $15.0 million of funding that has been drawn under the Loan Agreement, a $10.0 million tranche of funding that is available at our discretion under the Loan Agreement, expected near term milestones from the Takeda partnership, and the expected subletting of one of our office and lab facilities. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Since our inception, we have incurred significant operating losses. Our net losses were $24.6 million and $14.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $185.6 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. We expect that our expenses will increase substantially if and as we:

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
•
incur lease expenses in connection with the expansion of our corporate headquarters;
•
create additional infrastructure to support our operations and incur increased legal, accounting, investor relations and other expenses; and
•
experience delays or encounter issues with any of the above.

Material Cash Requirements

During the three months ended March 31, 2022, there were no other material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed in the 2021 10-K.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2021 10-K.

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

Interest Rate Sensitivity

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $106.9 million and $133.5 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2022 and December 31, 2021, we had no debt outstanding that is subject to interest rate variability. Therefore, we are not subject to interest rate risk related to debt.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc., or, collectively, Rebiotix, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309, or the '309 patent; 10,463,702, or the ‘702 patent; 10,328,107, or the ‘107 patent; 10,064,899; 10,022,406; 9,962,413; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 patents. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota, or UMN, alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, or, collectively, the UMN Patents. On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The U.S. District Court for the District of Delaware set a trial date for a five-day trial beginning on May 20, 2024. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

We have a credit facility that requires us to comply with certain operating covenants and places restrictions on our operating and financial flexibility.

In May 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent and collateral agent. Pursuant to the Loan Agreement, we may borrow up to an aggregate of $55.0 million, which includes $15.0 million available immediately, $10.0 million available at any time after closing but prior to December 15, 2022, $10.0 million available at any time after closing but prior to September 30, 2023 and $20.0 million in a tranche that is subject to meeting certain performance milestones. The Loan Agreement is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.

The Loan Agreement also includes customary representations and warranties, affirmative and negative covenants and conditions to drawdowns, as well as customary events of default. Certain of the customary negative covenants limit our ability, among other things, to incur future debt, grant liens, make investments, make acquisitions, distribute dividends, make certain restricted payments and sell assets, subject in each case to certain exceptions. Our failure to comply with these covenants would result in an event of default under the Loan Agreement and could result in the acceleration of any obligations we owe pursuant to the Loan Agreement.

Any additional indebtedness we may assume under the Loan Agreement, combined with our other financial obligations and contractual commitments, could have significant adverse consequences on the operation of our business, including:

•
requiring us to dedicate a portion of our cash resources to the payment of interest and principal, reducing money available to fund working capital, capital expenditures, product candidate development and other general corporate purposes;
•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•
limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;
•
placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options; and
•
increasing our vulnerability to adverse changes in general economic, industry and market conditions

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. If we do not make scheduled payments when due, or otherwise experience an event of default under the Loan Agreement, Hercules could accelerate our total loan obligation or enforce its security interest against us.

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default. In addition, other events, including certain events that are not entirely in our control, such as the occurrence of a material adverse event on our business, could cause an event of default to occur. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due under the Loan Agreement. In the event of such an acceleration, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, all obligations under the Loan Agreement are secured by substantially all of our property, excluding our intellectual property (but including proceeds from our intellectual property). Hercules could seek to enforce its security interests in the assets securing such indebtedness. If we are unable to pay amounts due to Hercules upon acceleration of the Loan Agreement or if Hercules enforces its security interest against our assets securing our indebtedness to Hercules, our ability to continue to operate our business may be jeopardized.

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our product development programs or other operations.

To date, we have primarily funded our operations through our initial public offering, private placements of equity securities, upfront and milestone payments received pursuant to our collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, and the Loan Agreement. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and, if approved, commercialize, our product candidates. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise capital is dependent on a number of factors, including the market demand for our common stock, which is uncertain. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce or eliminate certain of our research and development programs.

As of March 31, 2022, our cash and cash equivalents were $106.9 million. We believe that our existing cash and cash equivalents, together with anticipated, non-dilutive sources of additional cash, will fund our operations into the second quarter of 2024. These anticipated sources of cash include $15.0 million of funding that has been drawn under the Loan Agreement, a $10.0 million tranche of funding that is available at our discretion under the Loan Agreement, expected near term milestones from the Takeda partnership, and the expected subletting of one of our office and lab facilities. We have based this estimate on assumptions that may prove to be wrong, and we can provide no assurances that we will receive these additional sources of cash. For example, we may not receive the additional milestone payments under our Takeda partnership, particularly due to the fact that such achievements are entirely within Takeda’s control, or we may not be able to reach an agreement to sublet our office and lab facilities on acceptable terms, if at all. In addition, we could exhaust our available capital resources sooner than we expect.

We will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements and resources, and the amount of time it takes to exhaust our available resources, will depend on many factors, including:

•
the timing, costs, progress and results of our ongoing and planned clinical trials of CP101, FIN-211 and other product candidates, including our ability to address findings from our quality investigation related to the recently resolved clinical hold on our IND for CP101, complete related manufacturing activities with respect to both CP101 and FIN-211, including with respect to SARS-CoV-2 donor screening methods, and provide additional information to, and gain alignment with, the FDA regarding our PRISM4 protocol and the validation package for one of our release tests, which is utilized for both CP101 and FIN-211;
•
the progress of preclinical development and possible clinical trials of our current earlier-stage programs, including the FDA’s acceptance of our proposed trial design for our Phase 1b trial of FIN-211 in ASD, which includes a modified dosing regimen;
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
•
the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future licensing and collaboration agreements, including near-term milestones from the Takeda partnership;
•
the cost of establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•
the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration, or the FDA, and any comparable foreign regulatory authority, including results of our planned discussions with the FDA regarding the nature and size of the CP101 safety database;

•
the costs and timing of future commercialization activities, including product manufacturing and related quality systems implementation, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
the costs associated with operating our commercial scale manufacturing facility and the income received from the expected subletting of one of our office and lab facilities;
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
•
the cost of equipment and physical infrastructure to support our research and development
•
the costs of operating as a public company, including costs associated with compliance, disclosure and insurance; and
•
our ability to raise capital, which is dependent on a number of factors, some of which are beyond our control.

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

Item 5. Other Information

Hercules Loan Agreement

On May 11, 2022, or the Closing Date, the Company and each of its subsidiaries, or the Subsidiaries, and, collectively with the Company, referred to as the Borrower, entered into a loan and security agreement, or the Loan Agreement, with Hercules Capital, Inc., as administrative agent and collateral agent, or Hercules, which provides for aggregate maximum borrowings of up to $55.0 million, referred to as the Term Loan.

Pursuant to the Loan Agreement, the Term Loan is available to the Company in two tranches, subject to certain terms and conditions. Under the terms of the Loan Agreement, the Borrower borrowed an initial amount of $15.0 million under the first tranche of the Term Loan, with an additional $10.0 million available for borrowing under the first tranche of the Term Loan after the Closing Date but prior to December 15, 2022, and a further $10.0 million available for borrowing under the first tranche of the Term Loan after the Closing Date but prior to September 30, 2023. The second tranche of the Term Loan, consisting of up to an additional $20.0 million, will become available to the Borrower after the Closing Date but prior to June 30, 2024, subject to the satisfaction of the following conditions: (i) no event of default having occurred under the Loan Agreement and (ii) the Borrower’s announcement that its Phase 3 PRISM4 clinical trial of CP101 in patients with CDI has met its primary efficacy endpoint with statistical significance and demonstrated an acceptable safety profile, which together support the filing of a Biologics License Application as the next immediate step in development, which is referred to as the Performance Milestone. The Term Loan bears interest at a variable annual rate equal to the greater of (i)(a) 4.05% plus (b) the Prime Rate (as reported in the Wall Street Journal) and (ii) 7.55%.

Borrowings under the Loan Agreement are repayable in monthly interest-only payments through December 1, 2024, or December 1, 2025 if the Performance Milestone has been achieved prior to December 1, 2024. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until November 1, 2026, or the Maturity Date. At the Company’s option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment premium equal to (i) 3.0% of the principal amount outstanding if the prepayment occurs during the twelve months following the Closing Date, (ii) 2.0% of the principal amount outstanding if the prepayment occurs after 12 months following the Closing Date but on or prior to 24 months following the Closing Date, and (iii) 1.0% of the principal amount outstanding if the prepayment occurs after 24 months following the Closing Date but on or prior to 36 months following the Closing Date. In addition, the Company paid a $262,500 facility charge upon closing and will pay a facility charge in connection with a draw under the second tranche of the Term Loan equal to 0.75% of the amount drawn. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 5.50% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date.

Borrowings under the Loan Agreement are collateralized by substantially all of the Borrower’s personal property and other assets, other than its intellectual property. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on the date the principal amount borrowed under the Term Loan exceeds $25.0 million, subject to waiver upon satisfaction of certain conditions as set forth in the Loan Agreement. In addition, the Loan Agreement includes customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a “change in control,” financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a “material adverse effect” as set forth in the Loan Agreement, cross acceleration to third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, Hercules may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

The foregoing description of the Loan Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the Loan Agreement, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Finch Therapeutics Group, Inc.	8-K	001-40227	3.1	March 23, 2021
3.2	Amended and Restated Bylaws of Finch Therapeutics Group, Inc.	8-K	001-40227	3.2	March 23, 2021
10.1*#†

Loan and Security Agreement, dated May 11, 2022, by and among Finch Therapeutics Group, Inc. and each of its Subsidiaries, the several banks and other financial institutions or entities from time to time parties thereto, and Hercules Capital, Inc.

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

† Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINCH THERAPEUTICS GROUP, INC.

Date: May 16, 2022	By:	/s/ Mark Smith
Mark Smith, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Marc Blaustein
Marc Blaustein
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)