Form 10-Q
period 2022-06-30
Finch Therapeutics Group, Inc.
filed 2022-08-11
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022 there were 47,688,433 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2022

i

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

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including the risk that correspondence from the FDA may require us to collect additional data or information beyond what we currently expect; uncertainties relating to regulatory applications and related filing and approval timelines; our limited operating history and historical losses; the possibility that we may be delayed in initiating, enrolling or completing any clinical trials; unexpected regulatory actions or delays, such as requests for additional safety and/or efficacy data or analysis of data, and including with respect to the FDA's planned review of the validation package for one of our release tests, which is utilized for both CP101 and FIN-211, or government regulation generally; our ability to comply with regulatory requirements; the possibility that we may experience unanticipated regulatory or other development problems with any of our product candidates; ongoing regulatory obligations and continued regulatory review may result in significant additional expense and we may be subject to penalties for failure to comply; our ability to maintain patent and other intellectual property protection and the possibility that our intellectual property rights may be infringed, invalid or unenforceable or will be threatened by third parties; our ability to qualify and scale our manufacturing capabilities to support multiple global clinical trials; our dependence on third parties in connection with manufacturing, clinical trials and preclinical studies; the impact and duration of the COVID-19 pandemic on our business, as well as those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in any other reports we file with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and such information may be limited or incomplete.

ii

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,673	$133,481
Accounts receivable	174	494
Prepaid expenses and other current assets	5,698	8,576
Total current assets	110,545	142,551
Property and equipment, net	18,445	19,635
Operating right-of-use assets	41,189	5,053
In-process research and development	32,900	32,900
Goodwill	18,057	18,057
Restricted cash, non-current	2,568	2,268
Other assets	4,597	4,905
TOTAL ASSETS	$228,301	$225,369
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,013	$3,737
Accrued expenses and other current liabilities	9,415	9,925
Operating lease liabilities, current	4,755	1,128
Total current liabilities	15,183	14,790
Deferred tax liability	3,461	3,461
Loan payable, non-current	14,620	—
Operating lease liabilities, non-current	35,865	4,887
Other liabilities	80	7
Total liabilities	69,209	23,145
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 47,685,713 and 47,512,182 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	48	47
Additional paid-in capital	367,306	363,172
Accumulated deficit	(208,262)	(160,995)
Total stockholders’ equity	159,092	202,224
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,301	$225,369

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
REVENUE:
Collaboration revenue	$361	$2,830	$715	$6,383
Total revenue	361	2,830	715	6,383
OPERATING EXPENSES:
Research and development	(13,923)	(13,964)	(29,453)	(26,939)
General and administrative	(8,164)	(5,882)	(17,568)	(10,433)
Restructuring expense	(903)	—	(903)	—
Total operating expenses	(22,990)	(19,846)	(47,924)	(37,372)
Net loss from operations	(22,629)	(17,016)	(47,209)	(30,989)
OTHER (EXPENSE) INCOME, NET:
Gain on extinguishment of PPP Loan	—	1,827	—	1,827
Interest (expense) income, net	(65)	7	(52)	6
(Loss) gain on disposal of fixed assets, net	(6)	28	(6)	28
Other expense, net	—	(15)	—	(22)
Total other (expense) income, net	(71)	1,847	(58)	1,839
Loss before income taxes	(22,700)	(15,169)	(47,267)	(29,150)
Income tax provision	—	—	—	—
Net loss	$(22,700)	$(15,169)	$(47,267)	$(29,150)
Net loss attributable to common stockholders—basic and diluted (Note 17)	$(22,700)	$(15,169)	$(47,267)	$(29,150)
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.32)	$(0.99)	$(0.95)
Weighted-average common stock outstanding—basic and diluted	47,576,349	47,379,887	47,552,780	30,798,698

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited, in thousands, except share and per share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK
	$0.001 PAR VALUE SERIES A		$0.001 PAR VALUE SERIES B		$0.001 PAR VALUE SERIES C		$0.001 PAR VALUE SERIES D		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY (DEFICIT)
BALANCE, January 1, 2021	11,596,280	$53,593	5,166,203	$36,336	7,588,254	$53,221	6,902,872	$89,904	8,391,793	$8	$7,109	$(102,835)	$(95,718)
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	(11,596,280)	(53,593)	(5,166,203)	(36,336)	(7,588,254)	(53,221)	(6,902,872)	(89,904)	31,253,609	31	233,022	—	233,053
Initial public offering, net of underwriting discounts, commissions and net of offering costs of $11,786	—	—	—	—	—	—	—	—	7,500,000	8	115,706	—	115,714
Exercise of common stock options	—	—	—	—	—	—	—	—	81,901	—	54	—	54
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,981)	(13,981)
BALANCE, March 31, 2021	—	$—	—	$—	—	$—	—	$—	47,227,303	$47	$356,226	$(116,816)	$239,457
Underwriters' exercise of overallotment option, net of underwriting discounts, commissions and initial public offering costs of $276	—	—	—	—	—	—	—	—	192,877	—	3,003	—	3,003
Exercise of common stock options	—	—	—	—	—	—	—	—	6,793	—	7	—	7
Shares repurchased for cashless exercise	—	—	—	—	—	—	—	—	(1,221)	—	(10)	—	(10)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	905	—	905
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,169)	(15,169)
BALANCE, June 30, 2021	—	$—	—	$—	—	$—	—	$—	47,425,752	$47	$360,131	$(131,985)	$228,193

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Redeemable Convertible

Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

(Unaudited, in thousands, except share and per share data)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2022	47,512,182	$47	$363,172	$(160,995)	$202,224
Exercise of common stock options	20,406	1	13	—	14
Stock-based compensation	—	—	2,120	—	2,120
Net loss	—	—	—	$(24,567)	(24,567)
BALANCE, March 31, 2022	47,532,588	$48	$365,305	$(185,562)	$179,791
Exercise of common stock options	98,370	—	61	—	61
Issuance of common stock under employee stock purchase plan	54,755	—	110	—	110
Stock-based compensation	—	—	1,830	—	1,830
Net loss	—	—	—	(22,700)	(22,700)
BALANCE, June 30, 2022	47,685,713	$48	$367,306	$(208,262)	$159,092

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,267)	$(29,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,694	985
Stock-based compensation expense	3,950	1,240
Gain on extinguishment of PPP Loan	—	(1,808)
Non-cash interest expense	44	—
Loss (gain) on sale of property and equipment	6	(28)
Other non-cash operating lease cost	959	440
Changes in operating assets and liabilities:
Accounts receivable	320	(1,211)
Due from related party	—	56
Prepaid expenses and other current assets	(4,858)	(1,258)
Other non-current assets	308	(3,824)
Accounts payable	(2,431)	(1,467)
Accrued expenses and other current liabilities	(506)	591
Other non-current liabilities	50	—
Due to related party	—	(258)
Deferred revenue	—	(2,821)
Operating lease liabilities	5,246	(484)
Net cash used in operating activities	(41,485)	(38,997)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,803)	(11,617)
Proceeds from sale of property and equipment	—	62
Net cash used in investing activities	(1,803)	(11,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	118,575
Proceeds from underwriters' exercise of overallotment option, net of underwriting discounts and commissions and initial public offering costs	—	3,049
Principal payments on finance lease obligation	(11)	(21)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	185	51
Proceeds from borrowings under loan agreement, net	14,738	—
Payment of deferred offering costs	(132)	(2,659)
Net cash provided by financing activities	14,780	118,995
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(28,508)	68,443
Cash, cash equivalents and restricted cash at beginning of period	135,965	99,909
Cash, cash equivalents and restricted cash at end of period	$107,457	$168,352
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$73	$5
Cash paid in connection with operating lease liabilities	$4,606	$704
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$88	$724
Conversion of redeemable convertible preferred stock into common stock	$—	$233,053
Operating right-of-use assets obtained in exchange for new operating leases upon adoption of ASC 842	$—	$5,965
Right-of-use assets obtained in exchange for new operating lease liabilities	$37,094	$—
Prepaid rent reclassified to right-of-use assets	$7,736	$—
Forgiveness of PPP Loan	$—	$1,808

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash and cash equivalents	$104,673	$168,136
Restricted cash	2,784	216
Total cash, cash equivalents and restricted cash	$107,457	$168,352

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

Liquidity and Capital Resources

Management believes that the Company’s cash and cash equivalents of $104.7 million as of June 30, 2022, will allow the Company to continue its operations for at least the next 12 months from the date these financial statements are issued. In the absence of a significant source of recurring revenue, the continued viability of the Company beyond that point is dependent on its ability to continue to raise additional capital to finance its operations. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development ("R&D") programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and condensed consolidated cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other accounting standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on the condensed consolidated statements or disclosures.

The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

Goodwill and Acquired In-Process Research and Development

Goodwill and in-process research and development ("IPR&D") are evaluated annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the second quarter of 2022, management identified factors that could trigger impairment including a significant decline in the Company's stock price for a sustained period, resulting in a reduction of the Company's market capitalization relative to net book value. As a result, management performed an impairment assessment of goodwill and IPR&D as of June 30, 2022. Management's assessment for the impairment of goodwill indicated that the fair value of the Company's reporting unit exceeded the carrying value of the reporting unit at June 30, 2022. Management's assessment for the impairment of IPR&D indicated that the fair values of the Company's IPR&D assets at June 30, 2022 exceeded their respective carrying values. As the fair values of both goodwill and IPR&D exceeded their respective carrying values, no impairment was noted as of June 30, 2022.

Management continues to monitor and evaluate the financial performance of the Company's business, including the impact of general economic conditions, to assess the potential for the fair value of the reporting unit to decline below its book value. There can be no assurance that, at the time future impairment tests are completed, a material impairment charge will not be recorded.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements that could be expected to materially impact the Company’s unaudited condensed consolidated financial statements during the six months ended June 30, 2022, as compared to the recent accounting pronouncements described in Note 2 of the Company’s condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$103,398	$103,398	$—	$—
Total financial assets	$103,398	$103,398	$—	$—

DESCRIPTION	DECEMBER 31, 2021	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$132,275	$132,275	$—	$—
Total financial assets	$132,275	$132,275	$—	$—

There were no transfers between fair value levels during the six months ended June 30, 2022 and the year ended December 31, 2021. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. The carrying value of the loan payable on the Company's balance sheet is estimated to approximate its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	JUNE 30, 2022	DECEMBER 31, 2021
Lab equipment	$4,119	$3,850
Office furniture and fixtures	1,354	537
Leasehold improvements	13,972	13,894
Construction work-in-progress	666	329
Software	4,883	4,883
Computer equipment	368	368
Total	25,362	$23,861
Less: Accumulated depreciation	(6,917)	(4,226)
Property and equipment, net	$18,445	$19,635

Depreciation expense was $2.7 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company purchased $3.9 million of software, property, and equipment from Microbiome Health Research Institute Inc. doing business as OpenBiome ("OpenBiome"), under the Asset Purchase Agreement, dated as of November 19, 2020 between the Company and OpenBiome (the “OpenBiome Agreement”). As of June 30, 2022 the Company held $2.7 million of the assets purchased from OpenBiome. For additional information on the OpenBiome Agreement, see Note 15.

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

As of June 30, 2021 the adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of $5.5 million and current and noncurrent operating lease liabilities of $1.1 million and $5.5 million, respectively, and the derecognition of deferred rent liabilities and unamortized lease incentives of $0.7 million and $0.1 million, respectively, on the Company’s condensed consolidated balance sheet, relating to its office leases in Somerville, Massachusetts. The adoption of ASC 842 for the six months ended June 30, 2021 resulted in an impact to the condensed consolidated statement of cash flows of an increase of $0.4 million in other non-cash operating lease cost, a decrease of $0.5 million in operating lease liabilities and a net change in both accrued expenses and other liabilities and deferred rent of less than $0.1 million, respectively. Additionally, in the supplemental disclosure of cash flow information, the Company recognized $0.7 million in cash paid in connection with operating lease liabilities and $6.0 million in operating right-of use assets obtained in exchange for new operating leases upon adoption of ASC 842. The adoption of ASC 842 had no material impact to the condensed consolidated statement of operations for the six months ended June 30, 2021.

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

The Company's lease expense under the Inner Belt Road Lease was $0.6 million for each of the six months ended June 30, 2022 and 2021. The Company recognized sublease income under the sublease to OpenBiome as rent was received over the sublease term. Gross lease income under the sublease to OpenBiome for the six months ended June 30, 2021 was $0.1 million and is presented as an offset to lease expense on the condensed consolidated statements of operations.

Cherry Street Lease

On March 1, 2021, the Company assumed a lease agreement (the “Cherry Street Lease”) in conjunction with the closing of the OpenBiome Agreement. The lease term is from March 2021 through February 2023. The Company’s lease expense under the Cherry Street Lease for the six months ended June 30, 2022 and 2021 was $49,800 and $33,000, respectively.

Concord Avenue Lease

On May 25, 2021, Finch entered into a lease agreement (the "Concord Avenue Lease") from May 2021 through February 2022. The Company’s lease expense under the Concord Avenue Lease for the six months ended June 30, 2022 and 2021 was $129,600 and $32,400, respectively. On August 17, 2021 Finch extended the term of the lease for an additional two-month period through April 2022 and on February 4, 2022, Finch further extended the lease for an additional month through May 2022. The Concord Avenue Lease qualifies as a short-term lease and will be excluded from the balance sheet.

Hood Lease

On August 3, 2021, Finch entered into a 10-year lease agreement (the "Hood Lease") with Hood Park LLC, pursuant to which Finch will lease approximately 61,139 square feet of office and laboratory space (the "Premises"). The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises started at approximately $4.5 million, and the lease contains annual rent escalations. Finch became responsible for paying rent under the Hood Lease on January 1, 2022; and in the second quarter of 2022, Finch’s improvement on the Premises was substantially completed and Finch commenced business operations in the Premises, which triggered recognition of the lease for accounting purposes. Therefore, Finch recognized a right-of-use asset totaling $37.1 million and lease liability of $29.4 million, and recorded lease expense of $0.9 million related to the Hood Lease.

The Hood Lease provides for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises. As of June 30, 2022, $14.8 million of lessor owned tenant improvements were completed by the Company, $0.6 million of which are the outstanding remaining balance owed to the Company by the lessor.

Finch posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.

Finch recently entered into a sublease agreement to sublet approximately one third of its leased space under the Hood Lease, which commenced on August 10, 2022, for an initial term of two years, with an option for Finch to extend the sublease for up to one additional year.

The following table presents the classification of right-of-use assets and lease liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	BALANCE SHEET CLASSIFICATION	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
Operating lease assets	Operating right-of-use assets	$41,189	$5,053
Finance lease assets	Property and equipment, net	10	22
Total lease assets		41,199	5,075
Liabilities
Current
Operating lease liabilities	Operating lease liabilities, current	$4,755	$1,128
Finance lease liabilities	Other current liabilities	16	19
Noncurrent
Operating lease liabilities	Operating lease liabilities, non-current	35,865	4,887
Finance lease liabilities	Other liabilities	—	7
Total lease liabilities		$40,636	$6,041

The following table represents the components of lease cost, which are included in general and administrative and research and development expense on the statement of operations, for the six months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
LEASE COST	2022	2021	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$2	$13	$11	$21
Interest on lease liabilities	1	2	3	5
Operating lease cost	1,311	370	1,650	687
Short-term lease cost	31	9	139	14
Variable lease cost	469	72	964	140
Sublease income	-	(13)	-	(70)
Total lease cost	$1,814	$453	$2,767	$797

The weighted-average remaining lease term and discount rate as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

LEASE TERM AND DISCOUNT RATE	JUNE 30, 2022	DECEMBER 31, 2021
Weighted-average remaining lease term (years)
Operating leases	8.9	4.6
Finance Leases	0.8	1.2
Weighted-average discount rate
Operating leases	8.3%	6.7%
Finance Leases	30.6%	30.6%

Supplemental disclosure of cash flow information related to leases for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
SUPPLEMENTAL CASH FLOW INFORMATION	2022	2021
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	$(5,246)	$484
Financing cash flows from finance leases	11	21

The following table represents a summary of the Company’s future lease payments required as of June 30, 2022 (in thousands):

	OPERATING LEASE OBLIGATIONS	FINANCE LEASE OBLIGATIONS	TOTAL LEASE OBLIGATIONS
2022	$4,761	$12	$4,773
2023	6,103	6	$6,109
2024	6,255	—	$6,255
2025	6,427	—	$6,427
2026	6,187	—	$6,187
Thereafter	27,605	—	$27,605
Total future minimum lease payments	$57,338	$18	$57,356
Less: amount representing interest	(16,718)	(2)	(16,720)
Present value of future minimum lease payments	$40,620	$16	$40,636

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	JUNE 30, 2022	DECEMBER 31, 2021
Accrued research and development	$1,316	$1,345
Accrued legal and professional fees	3,202	1,117
Accrued compensation and benefits	3,352	4,401
Accrued other	1,545	3,062
Total accrued expenses and other current liabilities	$9,415	$9,925

7. LOAN PAYABLE

Hercules Loan and Security Agreement

On May 11, 2022 (the "Closing Date") the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., which provides for a term loan with aggregate maximum borrowings of up to $55.0 million (the “Term Loan”). Under the Loan Agreement, the Company borrowed an initial amount of $15.0 million, and, subject to the terms of the Loan Agreement, the Company may draw down an additional $20.0 million under the first tranche of the Term Loan at its discretion, and an additional $20.0 million from the second tranche subject to certain milestones and conditions.

The Term Loan bears interest at a variable annual rate equal to the greater of (i)(a) 4.05% plus (b) the Prime Rate (as reported in the Wall Street Journal) and (ii) 7.55%. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through December 1, 2024, or December 1, 2025 if certain conditions have been achieved prior to December 1, 2024. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until November 1, 2026. At the Company's option, the Company may prepay all, but not less than all, of the outstanding borrowings, subject to a prepayment fee of 3.0% of the principal amount if prepayment occurs during the 12 months following the Closing Date, 2.0% after 12 months following the Closing Date and 1.0% after 24 months but on or prior to 36 months following the Closing Date.

The Company paid a $0.3 million facility charge upon closing and will pay a facility charge in connection with a draw under the second tranche of the Term Loan equal to 0.75% of the amount drawn. The Loan Agreement also provides for a final payment, payable upon maturity or the repayment of the obligations in full or in part (on a pro rata basis), equal to 5.50% of the aggregate principal amount of Term Loans advanced to the Borrower and repaid on such date, which is being accrued to other liabilities. The Loan Agreement includes a minimum cash covenant of $12.5 million that applies commencing on the date the principal amount borrowed under the Term Loan exceeds $25.0 million, subject to waiver upon satisfaction of certain conditions as set forth in the Loan Agreement. Borrowings under the Loan Agreement are collateralized by substantially all of the Company’s personal property and other assets, other than its intellectual property. In addition, the Loan Agreement includes certain customary affirmative and restrictive covenants, representations and warranties, and requires the Company to maintain its cash in controlled deposit accounts.

The loan payable balance as of June 30, 2022 consisted of the following (in thousands):

JUNE 30, 2022
Principal amount of loan payable	$15,000
Less: current portion of loan payable	—
Loan payable, net of current portion	15,000
Facility charge	(253)
Unamortized issuance costs	(127)
Loan payable, including accretion, net of current portion	$14,620

The estimated future principal payments as of June 30, 2022 were due as follows (in thousands):

JUNE 30, 2022
2022	$—
2023	—
2024	574
2025	7,210
2026	7,216
Total	$15,000

8. RESTRUCTURING

During the three and six months ended June 30, 2022 the Company recognized restructuring charges of $0.9 million consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses in connection with the Company's April 2022 restructuring action (the "Restructuring"). The Restructuring was substantially completed by the end of the second quarter of 2022 and the remaining charges are expected to be incurred in the third quarter of 2022. The accrued restructuring liability is included in accrued compensation and benefits as of June 30, 2022. The Company does not expect any material charges to be incurred in future periods related to this initiative.

The following table summarizes the restructuring accrual activity for the six months ended June 30, 2022 (in thousands):

SEVERANCE AND RELATED BENEFITS
Accrued restructuring liability as of December 31, 2021	$—
Restructuring charges	903
Cash payments	(555)
Accrued restructuring liability as of June 30, 2022	$348

9. REVENUE

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

In November 2021, Takeda and Finch entered into an amendment to the Takeda Agreement ("Amendment #2"). Pursuant to Amendment #2, Finch is obligated to perform certain additional research activities related to the feasibility of the FIN-525 program prior to Takeda making the decision to initiate the full development program. Under Amendment #2, Takeda shall pay Finch for pass-through costs incurred and research services performed at the agreed-upon full-time equivalent rate. The additional feasibility work was completed in the second quarter of 2022.

The Company recognized revenue related to the Takeda Agreement of $0.4 million and $2.8 million in the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $6.4 million in the six months ended June 30, 2022 and 2021, respectively, which is included under collaboration revenue in the condensed consolidated statements of operations.

Takeda reimburses the Company for certain R&D costs on a quarterly basis. The Company recorded accounts receivable of $0.2 million and $0.5 million on its condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021, respectively. As of June 30, 2022, there is no remaining deferred revenue due to the Company's satisfaction of the performance obligation.

The Takeda Agreement contains various milestone payments associated with development and commercialization efforts that provide for a maximum available amount of $180.0 million should all of the milestones be achieved. These milestones are constrained until the Company determines it is probable that the cumulative revenue related to the milestones will not be reversed. As of June 30, 2022, the Company has earned and received $4.0 million in milestone payments.

The Company is still eligible to receive royalties under the Amendment and Takeda is obligated to pay the Company mid-to-high single digit royalties based on annual aggregate net sales of the licensed products, on a product-by-product basis, subject to certain restrictions. The Company did not receive any payments or record any revenues related to sales-based royalties under the Takeda Agreement in the six months ended June 30, 2022 and 2021.

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

The LMIC Agreement was entered into separately from the OpenBiome Agreement (see Note 13) and the license granted under the LMIC Agreement is unrelated to the assets acquired under the OpenBiome Agreement. The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. In the event that OpenBiome is required to pay a royalty to a third party to obtain rights under patents owned or controlled by such third party that are necessary for the exercise of its rights under the Company’s intellectual property pursuant to the LMIC Agreement, then OpenBiome shall have the right to deduct a portion of the amount of the royalty due to the third party against the royalties that are due from OpenBiome to the Company. The Company had not earned any of these royalty payments pursuant to the LMIC Agreement as of June 30, 2022.

The LMIC Agreement will continue in perpetuity until the last royalty is earned under the LMIC Agreement unless otherwise terminated by either party. OpenBiome has the right to terminate the LMIC Agreement for convenience upon 90 days specified prior written notice to the Company. Either party may terminate the LMIC Agreement in the event of an uncured material breach by the other party.

The Company did not recognize any revenue related to the LMIC Agreement for the six months ended June 30, 2022 and 2021, as there were no marketable OpenBiome Royalty Products in these periods.

10. INCOME TAXES

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the six months ended June 30, 2022 as compared to the year ended December 31, 2021.

11. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “‘309 Patent”); 10,463,702 (the “‘702 Patent”); 10,328,107 (the “‘107 Patent”); 10,064,899; 10,022,406 (the “’406 Patent”); 9,962,413 (the “’413 Patent”); and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 Patents. In June 2022, Finch alleged infringement of the ’406 and ’413 Patents by Rebiotix. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The U.S District Court for the District of Delaware set a trial date for a five-day trial beginning on May 20, 2024. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined under ASC 450, Contingencies, that there is no probable or estimable loss contingency that is required to be recorded as of June 30, 2022.

License Payments

The Company enters into contracts in the normal course of business with contract research organizations and other third parties for preclinical studies, clinical studies, and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancelable by the Company upon prior written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of the Company's service providers up to one year after the date of cancellation. Under these agreements, in exchange for access to intellectual property, the Company may be obligated to provide future minimum royalty payments and milestone payments related to regulatory approvals and sales-based events. The Company entered into the OpenBiome Agreement in November 2020 (see Note 15) and the closing of the OpenBiome Agreement occurred on March 1, 2021. Under the terms of the OpenBiome Agreement, the Company is required to make certain milestone and royalty payments to OpenBiome in conjunction with the license and purchase of certain intellectual property related to the underlying chemistry, manufacturing, and controls ("CMC") process used to manufacture materials for its clinical trials. The OpenBiome Agreement also effectively terminated the Asset Purchase and License Agreement (the "APL Agreement"), which the Company entered into with OpenBiome in February 2019, and the obligations under the Material Access License Agreement (the “MAL Agreement”), which the Company entered into with OpenBiome in December 2016.

Leases

The Company's commitments under its lease agreements are described in Note 5.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

Upon the completion of the Company’s initial public offering (the “IPO”), all 31,253,609 shares of outstanding preferred stock automatically converted into 31,253,609 shares of common stock. As of June 30, 2022, there were no shares of preferred stock outstanding.

13. STOCKHOLDERS’ EQUITY

On February 24, 2021, the board of directors of the Company ("the Board") and the Company’s stockholders approved the Company’s amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO on March 18, 2021. The certificate authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company's common stock, diluting the voting power of the Company's common stock, impairing the liquidation rights of the Company's common stock, or delaying or preventing a change in control. As of June 30, 2022, no shares of preferred stock were outstanding.

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

Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock outstanding, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of June 30, 2022, no cash dividends have been declared or paid.

As of June 30, 2022 and December 31, 2021 the Company has reserved the following shares of common stock for the exercise of stock options, common stock warrants, vesting of restricted stock and shares issuable under the employee stock purchase plan:

	JUNE 30, 2022	DECEMBER 31, 2021
Options to purchase common stock	4,485,651	3,264,770
Unvested restricted stock units	618,525	—
Shares issuable under employee stock purchase plan	6,998	45,195
	5,111,174	3,309,965

14. STOCK-BASED COMPENSATION

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

Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan will not exceed 5,291,446 shares of common stock, which is the sum of (1) 4,700,000 new shares, plus (2) an additional number of shares equal to the number of shares of common stock subject to outstanding stock options or other stock awards granted under the 2017 Plan that, on or after the 2021 Plan became effective, terminate or expire prior to exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price, if any, as such shares become available from time to time. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5.0% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan will be 14,100,000 shares. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares will not reduce the number of shares available for issuance under the 2021 Plan.

On March 31, 2022, the Company registered 2,375,609 additional shares of common stock under the 2021 Plan, pursuant to the provisions of the 2021 Plan providing for an automatic increase in the number of shares common stock reserved and available for issuance under the 2021 Plan on January 1, 2022.

As of June 30, 2022, there were 4,485,651 shares of common stock issuable upon the exercise of outstanding options and there were 624,529 shares available for future issuance under the 2021 Plan.

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

Each offering to employees to purchase shares will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, participants in the 2021 ESPP will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the 2021 ESPP are subject to the determinations of the compensation committee of the Board. On March 31, 2022, the Company registered 475,121 additional shares of its common stock under the 2021 ESPP, pursuant to the provisions of the 2021 ESPP, providing for an automatic increase in the number of shares of common stock reserved and available for issuance under the 2021 ESPP on January 1, 2022. As of June 30, 2022, 54,755 shares were issued under the 2021 ESPP in 2022 and 920,366 shares were available for future issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the six months ended June 30, 2022:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2021	3,264,770	$11.04	8.4	$7,228
Granted	2,044,494	7.28
Exercised	(118,776)	0.62
Cancelled or forfeited	(666,237)	10.66
Expired	(38,600)	13.35
Outstanding as of June 30, 2022	4,485,651	$9.64	8.0	$792
Options exercisable as of June 30, 2022	1,264,319	$7.94	5.6	$678
Options vested or expected to vest as of June 30, 2022	4,485,651	$9.64	8.0	$792

As of June 30, 2022, there was approximately $23.2 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 2.89 years.

Restricted Stock Unit Awards

In June 2022 the Company issued restricted stock unit ("RSU") awards with time-based vesting conditions to employees. The fair value of an RSU award is equal to the fair market value of the Company's ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. The RSUs primarily vest over one year from the grant date.

The following table summarizes the activity of the Company’s RSUs under the 2021 Plan for the six months ended June 30, 2022:

	RSUs	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2021	—	$—	$—
Granted	623,260	2.79
Forfeited	(4,735)	2.79
Unvested as of June 30, 2022	618,525	$2.79	$1,757

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development	$760	$238	$1,769	$404
General and administrative	1,070	667	2,181	836
Total	$1,830	$905	$3,950	$1,240

15. RELATED PARTY TRANSACTIONS

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

The Company did not record any reimbursements to or from OpenBiome under the Strategic Agreement during the three months ended June 30, 2022. For the three months ended June 30, 2021, the Company reimbursed OpenBiome $0.1 million, and OpenBiome reimbursed the Company $0.1 million under the Strategic Agreement. As of June 30, 2022 and December 31, 2021, the Company recorded zero payable balance due to OpenBiome. The Strategic Agreement was amended and restated in its entirety upon execution of the OpenBiome Agreement in November 2020 (as amended, the "A&R Strategic Agreement").

Until December 31, 2021, OpenBiome subleased office and lab space from the Company (see Note 5). The Company’s rent income under the sublease was $0.1 million for the six months ended June 30, 2021. As of June 30, 2022 the Company had not recorded rent income under the sublease and no longer had an outstanding receivable due from OpenBiome.

Clinical Supply and Services Agreement

On February 10, 2020, the Company entered into a Clinical Supply and Services Agreement (the “CSA”) with OpenBiome, which terminated upon closing of the OpenBiome Agreement in March 2021. In accordance with the CSA, OpenBiome agreed to supply the Company with certain manufactured material and to provide additional support services to the Company. In consideration for these materials and services, the Company agreed to pay a monthly platform fee of $0.2 million, all direct employee overhead costs, and variable costs for consumables. Under a related payment agreement executed concurrently with the CSA, the Company paid a $0.5 million security deposit in the event of cost overruns under the CSA arrangement and approximately $1.6 million in prepaid fees. The $0.5 million security deposit was returned to the Company during the same period. The Company paid OpenBiome $1.1 million under the CSA for the six months ended June 30, 2021.

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

16. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.4 million in each of the six months ended June 30, 2022 and 2021.

17. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,700)	$(15,169)	$(47,267)	$(29,150)
Net loss attributable to common stockholders—basic and diluted	(22,700)	(15,169)	(47,267)	(29,150)
Denominator:
Weighted-average common stock outstanding—basic and diluted	47,576,349	47,379,887	47,552,780	30,798,698
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.32)	$(0.99)	$(0.95)

The Company’s potentially dilutive securities, which include stock options, warrants, RSU awards and shares issuable under the employee stock purchase plan have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2022 and 2021 because including them would have had an anti-dilutive effect:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Options to purchase common stock	4,485,651	2,965,264
Common stock warrants	—	19,346
Unvested restricted stock units	618,525	—
Shares issuable under employee stock purchase plan	6,998	—
	5,111,174	2,984,610

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

Our lead product candidate, CP101, is an orally administered complete microbiome therapeutic in development for the prevention of recurrent Clostridioides difficile infection, or CDI. In June 2020, we reported positive topline data from our Phase 2 placebo-controlled clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM3 trial, and in November 2021, we reported positive topline data from our open-label, Phase 2 clinical trial of CP101 for the prevention of recurrent CDI, which we refer to as the PRISM-EXT trial. We have designed a Phase 3 clinical trial, which we refer to as the PRISM4 trial, to serve as our second pivotal trial of CP101 for the prevention of recurrent CDI. On March 1, 2022, we announced that enrollment in PRISM4 was paused following receipt of a clinical hold letter on February 24, 2022 from the U.S. Food and Drug Administration, or the FDA, in connection with our investigational new drug application, or IND, for CP101, requesting additional information regarding our SARS-CoV-2 donor screening procedures and associated informed consent language. On April 27, 2022, the FDA removed the clinical hold. We expect to proceed with enrollment in PRISM4 in the second half of this year after we complete certain manufacturing activities and quality system updates related to the recently resolved clinical hold, and subject to the FDA's feedback on the validation package for one of our release tests and a PRISM4 protocol amendment. We anticipate that topline data from PRISM4 will be available in the first half of 2024.

We are also preparing for the submission of an IND for FIN-211 and a Phase 1b clinical trial of FIN-211 in autism spectrum disorder, or ASD, which we refer to as AUSPIRE. We anticipate submitting the IND for FIN-211 in the fourth quarter of this year. The IND submission is expected to reflect recent changes in the AUSPIRE trial design and certain manufacturing updates. We plan to provide further guidance on the expected timing of the AUSPIRE trial and data readouts in the future.

We continue to partner with Takeda Pharmaceutical Company Limited, or Takeda, on the development of targeted microbiome therapeutics for inflammatory bowel disease, or IBD. These include TAK-524, a product candidate designed for the treatment of ulcerative colitis, and FIN-525, a program to develop a live biotherapeutic product optimized for the treatment of Crohn's disease. As the TAK-524 program nears the next decision point in development, Takeda has informed us that they are conducting a review of the plans, timeline, and budget for the TAK-524 program as part of their portfolio review process.

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

We believe that our existing cash and cash equivalents of $104.7 million as of June 30, 2022, together with anticipated income under an executed sublease for a portion of one of our office and lab facilities, will fund our operations into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” As described above, Takeda is conducting a review of the TAK-524 program and, as a result, we have removed the associated near-term milestones from our cash runway analysis until Takeda has completed this review.

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

On November 19, 2020, we entered into the LMIC License Agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The license granted to OpenBiome excludes a license under our intellectual property to exploit a lyophilized natural product (such as CP101) where processed stool is lyophilized. The only consideration provided to us under the LMIC Agreement is in the form of future royalties on net sales of these products, which are not currently commercially viable. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the three and six months ended June 30, 2022 and 2021, as there are currently no products available for sale.

Also on November 19, 2020, we entered into the OpenBiome Agreement. The OpenBiome Agreement effectively terminated certain existing agreements with OpenBiome and internalized certain functions for which we previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology, and, upon closing of the transaction, which occurred on March 1, 2021, we acquired certain additional assets, including biological samples, capital equipment and contracts. As of June 30, 2022, we have made payments of $5.0 million to OpenBiome related to the OpenBiome Agreement, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

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

Restructuring Expense

Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes one-time severance payments, healthcare coverage, outplacement services and related expenses.

Total Other Income (Expense), Net

Interest Income (Expense)

Interest income primarily consists of interest earned on our cash and cash equivalents. Our interest income has not been significant due to low interest earned on cash balances related to our money market account. Interest expense consists primarily of interest on borrowings under our Loan Agreement.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2022	2021
REVENUE:
Collaboration revenue	$361	$2,830
Total revenue	361	2,830
OPERATING EXPENSES:
Research and development	(13,923)	(13,964)
General and administrative	(8,164)	(5,882)
Restructuring expense	(903)	—
Total operating expenses	(22,990)	(19,846)
Net operating loss	(22,629)	(17,016)
OTHER (EXPENSE) INCOME:
Gain on extinguishment of PPP Loan	—	1,827
Interest (expense) income, net	(65)	7
(Loss) gain on disposal of fixed assets, net	(6)	28
Other expense, net	—	(15)
Total other (expense) income	(71)	1,847
Net loss	$(22,700)	$(15,169)

Revenue

Revenue of $0.4 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $2.5 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the August 2021 amendment to the Takeda Agreement, pursuant to which we transitioned primary responsibilities for TAK-524 to Takeda in the third quarter of 2021, resulting in a decrease in collaboration revenue in the current quarter.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2022	2021	Increase (Decrease)
CDI (CP101)	4,066	$3,733	$333
Inflammatory Bowel Diseases (IBD) (TAK-524 and FIN-525)	398	2,098	(1,700)
Autism Spectrum Disorder (ASD) (FIN-211)	1,409	1,771	(362)
Hepatitis B (HBV) (CP101)	(3)	875	(878)
Platform	7,002	4,955	2,047
Unallocated	1,051	532	519
	13,923	$13,964	$(41)

Research and development expenses for the three months ended June 30, 2022 were $13.9 million, compared to $14.0 million for the three months ended June 30, 2021. The expenses remained relatively flat for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The June 30, 2022 figures included an increase in our platform-related costs of $2.0 million, primarily driven by a $1.3 million increase in manufacturing related expenses and a $0.6 million increase in personnel expenses. With the closing of the OpenBiome Agreement in the first quarter of 2021, we enhanced our internal manufacturing and platform research capabilities, which drove an overall increase in platform related costs, as we continue to build out our manufacturing platform.

Additionally, there was a $0.5 million increase in unallocated costs due to an increase in stock-based compensation expense, in addition to a $0.3 million increase in expenses related to the CP101 program driven by a $0.3 million increase in personnel expenses and a $0.2 million increase in manufacturing-related costs, offset by a $0.2 million decrease in consulting costs.

This increase was offset by a decrease of $1.7 million in IBD program expenses, driven primarily by a decrease of $1.2 million in contract research costs and $0.4 million in personnel costs due to the transition of primary responsibilities with respect to TAK-524 from Finch to Takeda in the third quarter of 2021. Additionally, there was a $0.9 million decrease in our HBV program expenses due to our decision to suspend this program, and a decrease of $0.4 million in our ASD program, driven by a decrease of $0.4 million in contract research and manufacturing costs and a $0.1 million decrease in consulting costs, offset by a $0.1 million increase in personnel expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2022	2021	Increase
Personnel expenses (including stock-based compensation)	$3,233	$2,989	$244
Facilities and supplies	443	48	395
Professional fees	3,032	1,587	1,445
Other expenses	1,456	1,258	198
	$8,164	$5,882	$2,282

General and administrative expenses were $8.2 million for the three months ended June 30, 2022, compared to $5.9 million for the three months ended June 30, 2021. The increase of $2.3 million for the three months ended June 30, 2022 was primarily due to a $1.4 million increase in professional fees, a $0.4 million increase in facilities and supplies, a $0.2 million increase in personnel expenses and a $0.2 million increase in other expenses. The increase in professional fees was primarily related to $2.1 million increase in legal expenses, partially offset by a $0.4 million decrease in consulting expenses.

Other (Expense) Income, Net

Total other expense, net for the three months ended June 30, 2022 was $0.1 million, compared to income of $1.8 million for the three months ended June 30, 2021. The decrease of $1.7 million for the three months ended June 30, 2022 was primarily due to the forgiveness of the PPP Loan of $1.8 million in May 2021.

Restructuring Expense

Restructuring expense for the three months ended June 30, 2022 was $0.9 million, compared to zero for the three months ended June 30, 2021. The increase is due to the costs associated with the implementation of certain expense reduction measures in April 2022. Refer to Note 8 within the condensed consolidated financial statements for further information.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021
REVENUE:
Collaboration revenue	$715	$6,383
Total revenue	715	6,383
OPERATING EXPENSES:
Research and development	(29,453)	(26,939)
General and administrative	(17,568)	(10,433)
Restructuring expense	(903)	—
Total operating expenses	(47,924)	(37,372)
Net operating loss	(47,209)	(30,989)
OTHER (EXPENSE) INCOME, NET:
Gain on extinguishment of PPP Loan	—	1,827
Interest (expense) income, net	(52)	6
(Loss) gain on disposal of fixed assets, net	(6)	28
Other expense, net	—	(22)
Total other (expense) income, net	(58)	1,839
Net loss	$(47,267)	$(29,150)

Revenue of $0.7 million and $6.4 million for the six months ended June 30, 2022 and 2021, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $5.7 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to the August 2021 amendment to the Takeda Agreement, pursuant to which we transitioned primary responsibilities for TAK-524 to Takeda in the third quarter of 2021, resulting in a decrease in collaboration revenue in the current fiscal year.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021	Increase (Decrease)
CDI (CP101)	$7,596	$8,034	$(438)
Inflammatory Bowel Diseases (IBD) (TAK-524 and FIN-525)	890	4,902	(4,012)
Autism Spectrum Disorder (ASD) (FIN-211)	3,275	3,230	45
Hepatitis B (HBV) (CP101)	295	1,451	(1,156)
Platform	15,146	8,465	6,681
Unallocated	2,251	857	1,394
	$29,453	$26,939	$2,514

Research and development expenses for the six months ended June 30, 2022 were $29.5 million compared to $26.9 million for the six months ended June 30, 2021.The increase of $2.5 million for the six months ended June 30, 2022 included a $6.7 million increase in our platform-related costs, primarily driven by a $3.2 million increase in personnel expenses, a $3.2 million increase in manufacturing-related expenses, a $0.4 million increase in consulting costs, and a $0.2 million increase in donor related costs, partially offset by a $0.6 million decrease in contract manufacturing costs. With the closing of the OpenBiome Agreement in the first quarter of 2021, we enhanced our internal manufacturing and platform research capabilities, which drove an overall increase in platform related costs, as we continue to build out our manufacturing platform. Additionally, unallocated costs increased by $1.4 million, driven by an increase in stock-based compensation expense, while expenses related to our ASD program remained flat.

This increase was offset by a $4.0 million decrease in IBD program expenses driven primarily by a decrease of $2.8 million in contract research costs and $1.0 million decrease in personnel expenses due to the transition of primary responsibilities with respect to TAK-524 from Finch to Takeda in the third quarter of 2021. Additionally, there was a $0.4 million decrease in costs related to our CDI program, driven by a $0.8 million decrease in external costs and a $0.4 million decrease in consulting costs. This was partially offset by a $0.6 million increase in personnel expenses in addition to a $0.3 million increase in manufacturing related costs as we brought more of our development activities in-house upon execution of the OpenBiome Agreement. Costs related to HBV decreased by $1.2 million in connection with our decision to suspend this program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021	Increase
Personnel expenses (including stock-based compensation)	$6,891	$5,357	$1,534
Facilities and supplies	661	137	524
Professional fees	6,286	3,411	2,875
Other expenses	3,730	1,528	2,202
	$17,568	$10,433	$7,135

General and administrative expenses were $17.6 million for the six months ended June 30, 2022 compared to $10.4 million for the six months ended June 30, 2021. The increase of $7.1 million for the six months ended June 30, 2022 was primarily due to a $2.9 million increase in professional fees, a $2.2 million increase in other expenses, a $1.5 million increase in personnel expenses, and a $0.5 million increase in facilities and supplies. The increase in professional fees was primarily related to $4.4 million increase in legal expenses, partially offset by a $1.0 million decrease in consulting expenses and a $0.4 million decrease in audit and tax services. The increase in other expenses was primarily related to $1.1 million in business insurance and $0.6 million in state excises taxes, while the increase in personnel expenses is related to an increase in stock-based compensation expense of $1.3 million.

Other (Expense) Income, Net

Total other expense, net for the six months ended June 30, 2022 was $0.1 million, compared to $1.8 million for the six months ended June 30, 2021. The decrease of $1.7 million for the six months ended June 30, 2022 was primarily due to the forgiveness of the PPP Loan of $1.8 million in May 2021.

Restructuring Expense

Restructuring expense for the six months ended June 30, 2022 was $0.9 million, compared to zero for the six months ended June 30, 2021. The increase is due to the costs associated with the implementation of certain expense reduction measures in April 2022. Refer to Note 8 within the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through equity financings, the Loan Agreement, and from collaboration revenue. We have raised an aggregate of approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue from the upfront payment and milestone payments received under our collaboration agreement with Takeda. In May 2022, we borrowed $15.0 million under the Loan Agreement. In March 2021, we completed our IPO whereby we sold an aggregate of 7,500,000 shares of our common stock. In April 2021, we sold an additional 192,877 shares of our common stock, pursuant to the underwriters’ partial exercise of their overallotment option, at a public offering price of $17.00 per share, for aggregate gross proceeds of $3.3 million. In aggregate, we received approximately $118.8 million in net proceeds related to our IPO after deducting $9.2 million of underwriting discounts and commissions and $2.9 million of offering expenses.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Net cash used in operating activities	$(41,485)	$(38,997)
Net cash used in investing activities	(1,803)	(11,555)
Net cash provided by financing activities	14,780	118,995
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(28,508)	$68,443

Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $41.5 million. This cash outflow was primarily related to our net loss of $47.3 million in addition to a net decrease in our operating assets and liabilities of $1.9 million. The cash outflow included $4.0 million in stock-based compensation expense, $2.7 million in non-cash depreciation and amortization, and $1.0 million in other non-cash operating lease cost. The net decrease in our operating assets and liabilities of $1.9 million included a $4.9 million decrease in prepaid expenses and other current assets, a $2.4 million decrease in accounts payable and a $0.5 million decrease in accrued expenses and other current liabilities. This was offset by a $5.2 million increase in operating lease liabilities, a $0.3 million decrease in other non-current assets, and a $0.3 million decrease in accounts receivable.

During the six months ended June 30, 2021, cash used in operating activities was $39.0 million. This cash outflow was primarily related to our net loss of $29.2 million. The cash outflow included $1.2 million in stock-based compensation expense, $1.0 million in non-cash depreciation and amortization, and $0.4 million in non-cash lease expense. This was offset by an inflow of $1.8 million due to the gain on extinguishment of the PPP Loan. The cash outflow was also impacted by a net decrease in our operating assets and liabilities of $10.7 million. The net decrease includes a $3.8 million increase in other non-current assets, a $2.8 million decrease in deferred revenue related to our Takeda Agreement, a $1.5 million decrease in accounts payable, and a $1.2 million increase in accounts receivable.

Investing Activities

During the six months ended June 30, 2022 and 2021, we used $1.8 million and $11.6 million, respectively, of cash in investing activities. The $1.8 million used during the six months ended June 30, 2022 was due to purchases of property and equipment. The $11.6 million used during the six months ended June 30, 2021 was related to the purchase of property and equipment, including $3.9 million in purchases from a related party.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities of $14.8 million was due to proceeds from borrowings under the Loan Agreement in addition to the exercise of company stock options offset by principal payments on finance lease obligations and payments of debt issuance costs.

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

Funding Requirements

As of June 30, 2022, our cash and cash equivalents were $104.7 million. We believe that our existing cash and cash equivalents, together with anticipated income under an executed sublease for a portion of one of our office and lab facilities, will fund our operations into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Since our inception, we have incurred significant operating losses. Our net losses were $47.3 million and $29.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $208.3 million. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. We expect that our expenses will increase substantially if and as we:

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

Material Cash Requirements

During the six months ended June 30, 2022, there were no other material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed in the 2021 10-K.

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

Interest Rate Sensitivity

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $104.7 million and $133.5 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Term Loan. As of June 30, 2022, borrowings under the Term Loan totaled $15.0 million with an average interest rate of 8.43%. Advances under the Loan Agreement bear an interest rate equal to the greater of (i)(a) 4.05% plus (b) the Prime Rate (as reported in the Wall Street Journal) and (ii) 7.55%. Borrowings under the Loan Agreement are repayable in monthly interest-only payments through December 1, 2024, or December 1, 2025 if certain conditions have been achieved prior to December 1, 2024. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until November 1, 2026. If the total amounts outstanding under the Term Loan remained at this level for an entire year and the Prime Rate increased by 1%, there would be an immaterial impact on interest payments. As of December 31, 2021, we had no debt outstanding that is subject to interest rate variability. See “Note 7. Loan Payable” in the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding our borrowings.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc., or, collectively, Rebiotix, filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309, or the '309 patent; 10,463,702, or the ‘702 patent; 10,328,107, or the ‘107 patent; 10,064,899; 10,022,406, or the ’406 patent; 9,962,413, or the ’413 patent; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 patents. In June 2022, the Company alleged infringement of the ’406 and ’413 patents by Rebiotix. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota, or UMN, alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, or, collectively, the UMN Patents. On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The U.S. District Court for the District of Delaware set a trial date for a five-day trial beginning on May 20, 2024. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty.

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

In May 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent and collateral agent. Pursuant to the Loan Agreement, we may borrow up to an aggregate of $55.0 million, which includes $15.0 million available immediately, $10.0 million available at any time after closing but prior to December 15, 2022, $10.0 million available at any time after closing but prior to September 30, 2023 and $20.0 million in a tranche that is subject to meeting certain performance milestones. Our ability to borrow additional amounts under the Loan Agreement is conditioned on our continued compliance with the terms of the agreement. The Loan Agreement is secured by substantially all of our personal property owned or later acquired, excluding intellectual property (but including the right to payments and proceeds from intellectual property), and a negative pledge on intellectual property.

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

As of June 30, 2022, our cash and cash equivalents were $104.7 million. We believe that our existing cash and cash equivalents, together with anticipated income under an executed sublease for a portion of one of our office and lab facilities, will fund our operations into the first quarter of 2024. As the Takeda-partnered TAK-524 program nears the next decision point in development, Takeda has informed us that they are conducting a review of the plans, timeline, and budget for the TAK-524 program as part of their portfolio review process. As a result, we have removed the associated near-term milestones from our cash runway analysis until Takeda has completed its review. We have based our runway analysis on assumptions including, for example, forecasts of our operational spend, the timely execution of our clinical trials, and expenses associated with IP litigation. If our assumptions prove to be wrong, or if Takeda determines to deprioritize our collaboration, we could exhaust our available capital resources sooner than we expect and we could be forced to delay, reduce or eliminate certain of our product development programs or other operations.

We will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements and resources, and the amount of time it takes to exhaust our available resources, will depend on many factors, including:

•
the timing, costs, progress and results of our ongoing and planned clinical trials of CP101, FIN-211 and other product candidates, including our ability to complete certain quality activities and manufacturing activities related to the recently resolved clinical hold on our IND for CP101 with respect to both CP101 and FIN-211, including with respect to SARS-CoV-2 donor screening methods, and gain alignment with the FDA regarding our PRISM4 protocol and the validation package for one of our release tests, which is utilized for both CP101 and FIN-211;
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

Item 5. Other Information

On August 9, 2022, Samuel A. Hamood informed us of his intent to resign as a member of the Board of Directors and the Finance Committee of the Board, effective as of August 11, 2022. Mr. Hamood’s decision to resign was not the result of any disagreement between Mr. Hamood and us on any matters relating to our operations, policies or practices.

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

FINCH THERAPEUTICS GROUP, INC.

Date: August 11, 2022	By:	/s/ Mark Smith
Mark Smith, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Marc Blaustein
Marc Blaustein
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)