Form 10-Q
period 2023-03-31
Finch Therapeutics Group, Inc.
filed 2023-05-10
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023 there were 48,144,924 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2023

i

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
•
the ability of our current or future partners or collaborators to obtain regulatory approval of product candidates developed using our microbiome technology;
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

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in any other reports we file with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

You should read this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in our forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking

ii

statements for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations, except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,684	$71,038
Accounts receivable	107	144
Prepaid expenses and other current assets	1,606	3,369
Total current assets	43,397	74,551
Property and equipment, net	1,248	15,936
Operating right-of-use assets	31,827	32,752
In-process research and development	—	32,900
Restricted cash, non-current	2,368	2,568
Other assets	200	4,232
TOTAL ASSETS	$79,040	$162,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,553	$1,097
Accrued expenses and other current liabilities	7,400	10,161
Operating lease liabilities, current	3,253	3,431
Total current liabilities	13,206	14,689
Deferred tax liability	—	3,461
Loan payable, non-current	—	14,653
Operating lease liabilities, non-current	32,882	34,255
Other liabilities	—	170
Total liabilities	46,088	67,228
COMMITMENTS AND CONTINGENCIES (Note 11)
Preferred stock (undesignated), $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 48,144,924 and 48,053,596 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	372,484	371,304
Accumulated deficit	(339,580)	(275,641)
Total stockholders’ equity	32,952	95,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,040	$162,939

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
REVENUE:
Collaboration revenue	$107	$354
Total revenue	107	354
OPERATING EXPENSES:
Research and development	(8,588)	(15,530)
General and administrative	(9,617)	(9,404)
Impairment of IPR&D	(32,900)	—
Impairment of long-lived assets	(13,141)	—
Restructuring expense	(3,236)	—
Total operating expenses	(67,482)	(24,934)
Net loss from operations	(67,375)	(24,580)
OTHER (EXPENSE) INCOME, NET:
Interest income, net	425	13
Loss on loan extinguishment	(1,366)	—
Loss on disposal of fixed assets, net	(137)	—
Other income, net	1,053	—
Total other (expense) income, net	(25)	13
Loss before income taxes	(67,400)	(24,567)
Income tax benefit	3,461	—
Net loss	$(63,939)	$(24,567)
Net loss attributable to common stockholders—basic and diluted (Note 16)	$(63,939)	$(24,567)
Net loss per share attributable to common stockholders—basic and diluted	$(1.33)	$(0.52)
Weighted-average common stock outstanding—basic and diluted	48,085,547	47,528,948

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share data)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2022	47,512,182	$47	$363,172	$(160,995)	$202,224
Exercise of common stock options	20,406	1	13	—	14
Stock-based compensation	—	—	2,120	—	2,120
Net loss	—	—	—	(24,567)	(24,567)
BALANCE, March 31, 2022	47,532,588	$48	$365,305	$(185,562)	$179,791

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2023	48,053,596	$48	$371,304	$(275,641)	$95,711
Vesting of restricted stock units	91,328	—	—	—	—
Stock-based compensation	—	—	1,180	—	1,180
Net loss	—	—	—	(63,939)	(63,939)
BALANCE, March 31, 2023	48,144,924	$48	$372,484	$(339,580)	$32,952

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(63,939)	$(24,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,367	1,331
Stock-based compensation expense	1,180	2,120
Impairment of IPR&D	32,900	—
Loss on loan extinguishment	1,366	—
Impairment of long-lived assets	13,141	—
Non-cash interest expense	17	—
Loss on disposal of property and equipment	180	—
Other non-cash operating lease cost	965	242
Benefit for deferred income taxes	(3,461)	—
Changes in operating assets and liabilities:
Accounts receivable	37	322
Prepaid expenses and other current assets	1,763	(6,970)
Other non-current assets	4,033	363
Accounts payable	1,456	1,093
Accrued expenses and other current liabilities	(2,745)	693
Other non-current liabilities	(50)	—
Operating lease liabilities	(1,591)	(273)
Net cash used in operating activities	(13,381)	(25,646)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(14)	(909)
Net cash used in investing activities	(14)	(909)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Principal payments on finance lease obligation	(4)	(9)
Proceeds from exercise of stock options, net	—	14
Principal repayments of loan	(15,000)	—
Payment of terminal fee obligation and prepayment fee	(1,155)	—
Net cash (used in) provided by financing activities	(16,159)	5
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(29,554)	(26,550)
Cash, cash equivalents and restricted cash at beginning of year	73,805	135,965
Cash, cash equivalents and restricted cash at end of year	$44,251	$109,415
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$202	$2
Cash paid in connection with operating lease liabilities	$—	$369
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$—	$574
Remeasurement of right-of-use asset	$40	$—
Other receivable recorded for sale of property and equipment	$43	$—

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash and cash equivalents	$41,684	$106,931
Restricted cash	2,567	2,484
Total cash, cash equivalents and restricted cash	$44,251	$109,415

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

The Company is a microbiome technology company with a portfolio of intellectual property and microbiome assets. The Company’s objectives are to realize the value of its intellectual property estate through licensing its technology to collaboration partners and enforcing its patent rights against infringing parties and, in certain cases, to generate additional data on selected product candidates through academic collaborations. The Company has an intellectual property estate including more than 70 issued U.S. and foreign patents with relevance for both donor-derived and donor-independent microbiome therapeutics in a range of potential indications. The Company’s assets include CP101, an investigational, orally administered microbiome candidate designed for the prevention of recurrent C. difficile infection (“CDI”), with positive clinical data from a Phase 2 randomized, placebo-controlled trial and a Phase 2 open-label trial, and pre-clinical assets that are designed to target ulcerative colitis, Crohn’s disease, and autism spectrum disorder. Additionally, the Company has developed a biorepository of strains and samples. In January 2023, the Company announced the decision to discontinue its Phase 3 clinical trial of CP101 in recurrent CDI and focus on realizing the value of its intellectual property estate and other assets. This decision came after an assessment by the Company's management team and board of directors of multiple factors, including the Company's outlook for identifying a commercial partner, slower than anticipated enrollment in the PRISM4 trial, and broader sector trends in the biotechnology industry. The Company has significantly scaled back its expenses by winding down its development efforts, including by liquidating certain of its assets, terminating vendor contracts and reducing headcount.

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

Liquidity and Capital Resources

Management believes that the Company’s cash and cash equivalents of $41.7 million as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months beyond the date of issuance of the annual consolidated financial statements. However, due to the consideration of certain qualitative factors, including the Company's recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around its ability to successfully realize the full value of its intellectual property estate and other assets, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended, published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 23, 2023.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, condensed consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2023 and 2022, and condensed consolidated cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

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

In January 2023, the Company made the decision to discontinue its Phase 3 clinical trial of CP101 in recurrent CDI. Management concluded that the event was an impairment indicator requiring the Company to perform an interim impairment test of IPR&D. Management's assessment for the impairment of IPR&D indicated that since the CP101 clinical trial was discontinued in January 2023, there are no future cash flow projections associated with the clinical trial, and therefore there is no value to be assessed for the CP101 IPR&D asset. Therefore, it was determined that the fair value of the Company's IPR&D asset at March 31, 2023 was zero, resulting in full impairment of $32.9 million to the IPR&D asset as of March 31, 2023.

Recently Issued Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	MARCH 31, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$40,028	$40,028	$—	$—
Total financial assets	$40,028	$40,028	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Asset
Money market funds	$69,991	$69,991	$—	$—
Total financial assets	$69,991	$69,991	$—	$—

There were no transfers between fair value levels during the three months ended March 31, 2023 and the year ended December 31, 2022. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Lab equipment	$2,311	$4,146
Office furniture and fixtures	930	1,406
Leasehold improvements	—	13,972
Construction work-in-progress	—	316
Software	—	4,883
Computer equipment	283	499
Total	$3,524	$25,222
Less: Accumulated depreciation	(2,276)	(9,286)
Property and equipment, net	$1,248	$15,936

Depreciation expense was $1.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. During the quarter ended March 31, 2023, the Company recorded an impairment charge of $13.1 million to its long-lived assets, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used following the discontinuation of the Company's Phase 3 clinical trial in CP101 and significant reduction in the Company's workforce, as announced in January 2023.

5. LEASES

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

The Company's lease expense under the Inner Belt Road Lease was $0.3 million for each of the three months ended March 31, 2023 and 2022.

Cherry Street Lease

On March 1, 2021, the Company assumed a lease agreement (the “Cherry Street Lease”) in conjunction with the closing of the OpenBiome Agreement. The lease term, as assumed, was from March 2021 through February 2023. The Company’s lease expense under the Cherry Street Lease for the three months ended March 31, 2023 and 2022 was $16,600 and $24,900, respectively.

Concord Avenue Lease

On May 25, 2021, Finch entered into a lease agreement (the "Concord Avenue Lease") from May 2021 through February 2022. On August 17, 2021, Finch extended the term of the lease for an additional two-month period through April 2022 and on February 4, 2022, Finch further extended the lease for an additional month through May 2022. The Concord Avenue Lease qualified as a short-term lease and is excluded from the balance sheet. The Company’s lease expense under the Concord Avenue Lease was $0.1 million for the three months ended March 31, 2022.

Hood Lease

On August 3, 2021, Finch entered into a 10-year lease agreement (the "Hood Lease") with Hood Park LLC, pursuant to which Finch leased approximately 61,139 square feet of office and laboratory space (the "Premises"). The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises started at approximately $4.5 million, and the lease contains annual rent escalations. Finch commenced business operations in the Premises in the second quarter of 2022, which triggered recognition of the lease for accounting purposes. The Company recorded lease expense related to the Hood Lease of $1.4 million for the three months ended March 31, 2023. No expense was recorded for the three months ended March 31, 2022.

The Hood Lease provided for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises. As of March 31, 2023, $14.8 million of lessor owned tenant improvements were completed by the Company and all amounts owed to the Company by the lessor had been fully paid.

Finch posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.

In the third quarter of 2022, Finch entered into a sublease agreement to sublet approximately one third of its leased space under the Hood Lease, which commenced on August 10, 2022, for an initial term of two years, with an option for Finch to extend the sublease for up to one additional year, which Finch exercised in the fourth quarter of 2022. Additionally, in the fourth quarter of 2022, Finch entered into a second sublease agreement to sublet the remainder of its leased space under the Hood Lease for a three-year term, which commenced on December 15, 2022. For the three months ended March 31, 2023, Finch recognized sublease income of $1.1 million, which is presented as other income in the condensed consolidated statements of operations. No sublease income was recognized for the three months ended March 31, 2022, as the subleases had not commenced.

The following table presents the classification of right-of-use assets and lease liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	BALANCE SHEET CLASSIFICATION	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
Operating lease assets	Operating right-of-use assets	$31,827	$32,752
Finance lease assets	Property and equipment, net	—	1
Total lease assets		31,827	32,753
Liabilities
Current
Operating lease liabilities	Operating lease liabilities, current	$3,253	$3,431
Finance lease liabilities	Other current liabilities	—	6
Noncurrent
Operating lease liabilities	Operating lease liabilities, non-current	32,882	34,255
Finance lease liabilities	Other liabilities	—	-
Total lease liabilities		$36,135	$37,692

The following table represents the components of lease cost, which are included in general and administrative and research and development expense, and sublease income, which is included in other income on the statement of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
LEASE COST	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$4	$9
Interest on lease liabilities	—	2
Operating lease cost	1,723	339
Short-term lease cost	13	108
Variable lease cost	445	495
Sublease income	(1,053)	—
Total lease cost, net	$1,132	$953

The weighted-average remaining lease term and discount rate as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

LEASE TERM AND DISCOUNT RATE	MARCH 31, 2023	DECEMBER 31, 2022
Weighted-average remaining lease term (years)
Operating leases	8.1	8.5
Finance Leases	—	0.2
Weighted-average discount rate
Operating leases	8.3%	8.3%
Finance Leases	—	30.6%

Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
SUPPLEMENTAL CASH FLOW INFORMATION	2023	2022
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows used in operating leases	$1,591	$273
Financing cash flows used in finance leases	4	9

The following table represents a summary of the Company’s future lease payments required as of March 31, 2023 (in thousands):

OPERATING LEASE OBLIGATIONS
2023	$4,567
2024	6,255
2025	6,427
2026	6,186
2027	5,215
Thereafter	21,884
Total future minimum lease payments	$50,534
Less: amount representing interest	(14,399)
Present value of future minimum lease payments	$36,135

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	MARCH 31, 2023	DECEMBER 31, 2022
Accrued research and development	$170	$1,967
Accrued legal and professional fees	3,672	5,852
Accrued compensation and benefits	1,921	880
Accrued other	1,637	1,462
Total accrued expenses and other current liabilities	$7,400	$10,161

7. LOAN PAYABLE

Hercules Loan and Security Agreement

On May 11, 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., providing for a term loan with aggregate maximum borrowings of up to $55.0 million. Under the Loan Agreement, the Company borrowed an initial amount of $15.0 million, and on January 25, 2023 (the “Payoff Date”), the Company voluntarily paid off all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Loan Agreement, equal to $16.2 million in the aggregate, recording a loss on extinguishment of $1.4 million. Following the Payoff Date, all obligations, covenants, debts and liabilities of the Company under the Loan Agreement were satisfied and discharged in full, and the Loan Agreement and all other documents entered into in connection with the Loan Agreement were terminated.

8. RESTRUCTURING

During the three months ended March 31, 2023 the Company recognized restructuring charges of $3.2 million, consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses in connection with the Company's January 2023 restructuring action (the "January 2023 Restructuring"). All severance payments will be completed by the second quarter of 2024. The accrued restructuring liability is included in accrued compensation and benefits as of March 31, 2023.

The following table summarizes the restructuring accrual activity for the three months ended March 31, 2023 (in thousands):

SEVERANCE AND RELATED BENEFITS
Accrued restructuring liability as of December 31, 2022	$201
Restructuring charges	3,236
Cash payments	(1,755)
Accrued restructuring liability as of March 31, 2023	$1,682

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

In August 2022, the Company received written notice from Takeda that, following a review of its pipeline, Takeda had elected to exercise its right to terminate the Takeda Agreement, including the associated amendments. In accordance with the terms of the Takeda Agreement, the termination became effective on November 17, 2022 (the “Termination Effective Date”). Pursuant to a further amendment to the Takeda Agreement, dated October 19, 2022, the Company transitioned activities under the Takeda Agreement. As of the Termination Effective Date, the license rights granted to Takeda terminated and Takeda ceased to accrue any financial obligations to the Company.

The Company recognized revenue related to the Takeda Agreement of $0.1 million and $0.4 million in the three months ended March 31, 2023 and 2022, respectively, which is included under collaboration revenue in the condensed consolidated statements of operations.

Takeda reimbursed the Company for certain R&D costs on a quarterly basis. The Company recorded accounts receivable of $0.1 million and less than $0.1 million on its condensed consolidated balance sheets as of March 31, 2023, and December 31, 2022, respectively. As of March 31, 2023, there is no remaining deferred revenue due to the Company's satisfaction of the performance obligation.

The Takeda Agreement contained various milestone payments associated with development and commercialization efforts that provided for a maximum available amount of $180.0 million had all of the milestones been achieved. Upon the Termination Effective Date, the Company was no longer eligible to receive future milestones. As of March 31, 2023, the Company had earned and received $4.0 million in milestone payments.

The Company was previously eligible to receive royalties under the Amendment and Takeda was obligated to pay the Company mid-to-high single digit royalties based on annual aggregate net sales of the licensed products, on a product-by-product basis, subject to certain restrictions. The Company did not receive any payments or record any revenues related to sales-based royalties under the Takeda Agreement in the three months ended March 31, 2023 and 2022.

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

The LMIC Agreement was entered into separately from the OpenBiome Agreement (see Note 14) and the license granted under the LMIC Agreement is unrelated to the assets acquired under the OpenBiome Agreement. The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. In the event that OpenBiome is required to pay a royalty to a third party to obtain rights under patents owned or controlled by such third party that are necessary for the exercise of its rights under the Company’s intellectual property pursuant to the LMIC Agreement, then OpenBiome shall have the right to deduct a portion of the amount of the royalty due to the third party against the royalties that are due from OpenBiome to the Company. The Company had not earned any of these royalty payments pursuant to the LMIC Agreement as of March 31, 2023.

The LMIC Agreement will continue in perpetuity until the last royalty is earned under the LMIC Agreement unless otherwise terminated by either party. OpenBiome has the right to terminate the LMIC Agreement for convenience upon 90 days specified prior written notice to the Company. Either party may terminate the LMIC Agreement in the event of an uncured material breach by the other party.

The Company did not recognize any revenue related to the LMIC Agreement for the three months ended March 31, 2023 and 2022, as there were no marketable OpenBiome Royalty Products in these periods.

10. INCOME TAXES

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the three months ended March 31, 2023 as compared to the year ended December 31, 2022. The benefit for the three months ended March 31, 2023 reflects the full removal of the deferred tax liability on the IPR&D that was written off during the quarter and treated as a discrete item in the tax provision.

11. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the "Court"). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “‘309 Patent”); 10,463,702 (the “‘702 Patent”); 10,328,107 (the “‘107 Patent”); 10,064,899; 10,022,406 (the “’406 Patent”); 9,962,413 (the “’413 Patent”); and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 Patents. In June 2022, Finch alleged infringement of the ’406 and ’413 Patents by Rebiotix. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents"). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, the Company filed a second amended answer and counterclaims, in which the Company alleged infringement by Rebiotix of two additional U.S. Patents owned by Finch: U.S. Patent Nos. 11,541,080 (the "'080 Patent") and 11,491,193 (the "'193 Patent"). On February 7, 2023, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 and ’193 patents. The Court issued a claim construction order on February 28, 2023. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined that there is no probable or estimable loss contingency that is required to be recorded as of March 31, 2023.

License and Royalty Payments

The Company has also entered into license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The Company owes an annual maintenance fee of $5,000 under its license agreement with Regents of the University of Minnesota, (the "UMN Agreement"), as well as escalating minimum royalty amounts. The Company is also required to pay minimum royalties under its license agreement Skysong Innovations LLC, an affiliate of Arizona State University, of $5,000 annually through 2023, which increases to $20,000 in 2024. The minimum payments continue in perpetuity for the University of Minnesota until the agreement is terminated. The Company entered into the OpenBiome Agreement in November 2020 (see Note 9 and Note 14) and the closing of the OpenBiome Agreement occurred on March 1, 2021. Under the terms of the OpenBiome Agreement, the Company was required to make certain milestone and royalty payments to OpenBiome in conjunction with the license and purchase of certain intellectual property related to the underlying chemistry, manufacturing, and controls ("CMC") process used to manufacture materials for its clinical trials. The Company is obligated to pay to OpenBiome a low single digit royalty on net sales of licensed natural products by the Company and its affiliates and a high single digit percentage of certain sublicensing revenue (including royalties) received in connection with licensed natural products. These royalties are calculated on a product-by-product and country-by-country basis.

Leases

The Company's commitments under its lease agreements are described in Note 5.

12. STOCKHOLDERS’ EQUITY

On February 24, 2021, the board of directors of the Company ("the Board") and the Company’s stockholders approved the Company’s amended and restated certificate of incorporation, which became effective immediately prior to the closing of the IPO on March 18, 2021. The certificate authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company's common stock, diluting the voting power of the Company's common stock, impairing the liquidation rights of the Company's common stock, or delaying or preventing a change in control. As of March 31, 2023, no shares of preferred stock were outstanding.

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

Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock outstanding, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of March 31, 2023, no cash dividends have been declared or paid.

As of March 31, 2023 and December 31, 2022 the Company has reserved the following shares of common stock for the exercise of stock options, common stock warrants, vesting of restricted stock and shares issuable under the employee stock purchase plan:

	MARCH 31, 2023	DECEMBER 31, 2022
Options to purchase common stock	2,231,799	3,289,383
Unvested restricted stock units	44,622	270,996
Shares issuable under employee stock purchase plan	—	92
	2,276,421	3,560,471

13. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In March 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO and no further grants will be made under the 2017 Equity Incentive Plan (the “2017 Plan"). However, any outstanding grants made under the 2017 Plan remain effective.

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

On January 1, 2022 and January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increased by 2,375,609 shares and 2,402,679 shares, respectively, pursuant to the provisions of the 2021 Plan.

As of March 31, 2023, there were 2,231,799 shares of common stock issuable upon the exercise of outstanding options and there were 7,817,251 shares available for future issuance under the 2021 Plan.

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

Each offering to employees to purchase shares will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, participants in the 2021 ESPP will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods under the 2021 ESPP are subject to the determinations of the compensation committee of the Board. On January 1, 2022 and January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2021 ESPP automatically increased by 475,121 shares and 480,535 shares, respectively, pursuant to the provisions of the 2021 ESPP. As of March 31, 2023, 100,645 shares were issued under the 2021 ESPP in 2021 and 1,355,011 shares were available for future issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the three months ended March 31, 2023:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	3,289,383	$9.79	6.9	$—
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(854,788)	8.78
Expired	(202,796)	11.93
Outstanding as of March 31, 2023	2,231,799	$9.98	5.4	$—
Options exercisable as of March 31, 2023	1,460,696	$8.71	4.6	$—
Options vested or expected to vest as of March 31, 2023	2,231,799	$9.98	5.4	$—

As of March 31, 2023, there was approximately $6.1 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 1.93 years.

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

The following table summarizes the activity of the Company’s RSUs under the 2021 Plan for the three months ended March 31, 2023:

	RSUs	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	270,996	$2.79	$131
Granted	—	—
Vested and distributed	(91,328)	2.79
Forfeited	(135,046)	2.79
Unvested as of March 31, 2023	44,622	$2.79	$17

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development	$231	$1,009
General and administrative	949	1,111
Total	$1,180	$2,120

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

The Company did not record any reimbursements to or from OpenBiome under the A&R Strategic Agreement during the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company recorded zero payable balance due to OpenBiome.

OpenBiome Agreement

On November 19, 2020, the Company entered into the OpenBiome Agreement in order to obtain OpenBiome’s CMC manufacturing process to enhance the Company's then current manufacturing capabilities for CP101; the OpenBiome Agreement was fully executed and closed on March 1, 2021. Simultaneously with entering into the OpenBiome Agreement, the Company terminated the Material Access License Agreement, the Clinical Supply and Service Agreement and the Asset Purchase and License Agreement, as well as certain subject matter agreements, and executed the A&R Strategic Agreement.

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

15. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.1 million and $0.2 million in the three months ended March 31, 2023 and 2022, respectively.

16. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022
Numerator:
Net loss	$(63,939)	$(24,567)
Net loss attributable to common stockholders—basic and diluted	(63,939)	(24,567)
Denominator:
Weighted-average common stock outstanding—basic and diluted	48,085,547	47,528,948
Net loss per share attributable to common stockholders—basic and diluted	$(1.33)	$(0.52)

The Company’s potentially dilutive securities, which include stock options, warrants, RSU awards and shares issuable under the employee stock purchase plan have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at March 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Options to purchase common stock	2,231,799	4,771,403
Unvested restricted stock units	44,622	—
Shares issuable under employee stock purchase plan	—	32,088
	2,276,421	4,803,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 23, 2023, which we refer to as the 2022 10-K.

Overview

We are a microbiome technology company with a portfolio of intellectual property and microbiome assets. Our objectives are to realize the value of our intellectual property estate through licensing our technology to collaboration partners and enforcing our patent rights against infringing parties and, in certain cases, to generate additional data on selected product candidates through academic collaborations. We have a robust intellectual property estate reflecting our pioneering role in the microbiome therapeutics field, including more than 70 issued U.S. and foreign patents with relevance for both donor-derived and donor-independent microbiome therapeutics in a range of potential indications. Our assets include CP101, an investigational, orally administered microbiome candidate designed for the prevention of recurrent C. difficile infection, or CDI, with positive clinical data from a Phase 2 randomized, placebo-controlled trial and a Phase 2 open-label trial, and pre-clinical assets that are designed to target ulcerative colitis, Crohn’s disease, and autism spectrum disorder. Additionally, we have developed a significant biorepository of strains and samples. In January 2023, we announced the decision to discontinue our Phase 3 clinical trial of CP101 in recurrent CDI and focus on realizing the value of our intellectual property estate and other assets. We have significantly scaled back our expenses by winding down our development efforts, including by liquidating certain of our assets, terminating vendor contracts and reducing headcount.

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

We were previously developing CP101 as an orally administered complete microbiome therapeutic designed for the prevention of recurrent CDI. In June 2020, we reported positive topline data from our Phase 2 placebo-controlled clinical trial of CP101 for the prevention of recurrent CDI, and in November 2021 we reported positive topline data from our open-label, Phase 2 clinical trial of CP101 for the prevention of recurrent CDI. On January 24, 2023, we announced our decision to discontinue our Phase 3 clinical trial of CP101 for the prevention of recurrent CDI, or the PRISM4 trial. We believe that CP101 has therapeutic potential in both CDI and other indications.

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

We will also continue to explore opportunities to realize the value of our intellectual property and microbiome assets through strategic partnerships and academic collaborations. These include an investigator-sponsored trial with Brigham and Women’s Hospital designed to evaluate CP101 in ulcerative colitis and our licensing relationship with the University of Minnesota, or UMN, pursuant to which UMN is conducting multiple investigator-sponsored clinical trials using a microbiome product candidate comprised of compositions to which we hold an exclusive license. In addition to our clinical and pre-clinical assets, we have developed a biorepository of samples and strains that can be used in a variety of research applications and may form the basis for future collaborations.

On each of April 19, 2022, September 1, 2022, and January 24, 2023, we announced the implementation of certain expense reduction measures, including reductions in our workforce. On January 24, 2023, we announced a decision to re-orient our business strategy to close our Phase 3 study of CP101 in CDI and focus on realizing the value of the Company’s intellectual property and other assets. This decision came after an assessment by our management team and board of directors of multiple factors, including our outlook for identifying a commercial partner, slower than anticipated enrollment in the PRISM4 trial, the harmful impact of what we believe is the ongoing unauthorized use of our intellectual property, and broader sector trends in the biotechnology industry. In April 2023, we announced the termination of employment, without cause, of our Chief Executive Officer and our Chief Operating Officer and the appointment of Matthew Blischak and Lance Thibault as our new Chief Executive Officer and Chief Financial Officer, respectively, effective May 16, 2023.

Our recent business initiatives have been focused primarily on organizing and staffing our company and establishing and protecting our intellectual property portfolio. Until January 2023, we also focused on developing and progressing our product candidates through clinical development, and research and development activities. We do not currently expect to be able to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from our March 2021 initial public offering (the "IPO"), the sale of convertible preferred stock, our loan agreement with Hercules Capital and from collaboration revenue.

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

We believe that our existing cash and cash equivalents of $41.7 million as of March 31, 2023, will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

In August 2022, we received written notice from Takeda that, following a review of its pipeline, Takeda had elected to exercise its right to terminate the Takeda Agreement. In accordance with the terms of the Takeda Agreement, the termination became effective on November 17, 2022, or the Termination Effective Date. Pursuant to a further amendment to the Takeda Agreement, dated October 19, 2022, we transitioned activities under the Takeda Agreement. As of the Termination Effective Date, the license rights granted to Takeda terminated and Takeda ceased to accrue any financial obligations to us. Revenue earned to date under the Takeda Agreement is recognized as our research and development services are provided and is recorded as collaboration revenue on our consolidated statement of operations.

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

On November 19, 2020, we entered into the LMIC License Agreement, or the LMIC Agreement, with OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The license granted to OpenBiome excludes a license under our intellectual property to exploit a lyophilized natural product (such as CP101) where processed stool is lyophilized. The only consideration provided to us under the LMIC Agreement is in the form of future royalties on net sales of these products, which are not currently commercially viable. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the three months ended March 31, 2023 and 2022, as there are currently no products available for sale.

Also on November 19, 2020, we entered into an asset purchase agreement, or the OpenBiome Agreement, with Microbiome Health Research Institute, Inc., or OpenBiome. The OpenBiome Agreement effectively terminated certain existing agreements with OpenBiome and internalized certain functions for which we previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology, and, upon closing of the transaction, which occurred on March 1, 2021, we acquired certain additional assets, including biological samples, a commercial lease, intellectual property, capital equipment and contracts. As of March 31, 2023, we have made payments of $5.0 million to OpenBiome related to the OpenBiome Agreement, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

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

Impairment of Goodwill and IPR&D

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

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of costs attributable to the cease of use of laboratory equipment, leasehold improvements, and software associated with program development, as it was determined that certain long-lived assets would no longer be used due to our January 2023 announcement which discontinued the Company's Phase 3 clinical trial in CP101.

Restructuring Expense

Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes one-time severance payments, healthcare coverage, outplacement services and related expenses.

Total Other (Expense) Income, Net

Other (Expense) Income, Net

Other income (expense), net consists of sublease income, loss on disposal of fixed assets, loss on loan extinguishment as well as realized gains and losses on foreign exchange.

Interest Income (Expense)

Interest income primarily consists of interest earned on our cash and cash equivalents. Interest expense consisted primarily of interest on borrowings under our Loan Agreement with Hercules Capital, Inc., or the Loan Agreement, which was fully paid off in January 2023.

Income Tax Benefit

The income tax benefit reflects the full removal of the deferred tax liability associated with the IPR&D that was written off during the first fiscal quarter of 2023 and treated as a discrete item in the tax provision.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
REVENUE:
Collaboration revenue	$107	$354
Total revenue	107	354
OPERATING EXPENSES:
Research and development	(8,588)	(15,530)
General and administrative	(9,617)	(9,404)
Impairment of IPR&D	(32,900)	—
Impairment of Long-Lived Assets	(13,141)	—
Restructuring expense	(3,236)	—
Total operating expenses	(67,482)	(24,934)
Net operating loss	(67,375)	(24,580)
OTHER (EXPENSE) INCOME, NET:
Interest income, net	425	13
Loss on loan extinguishment	(1,366)	—
Loss on disposal of fixed assets, net	(137)	—
Other income, net	1,053	—
Total other (expense) income, net	(25)	13
Income tax benefit	3,461	—
Net loss	$(63,939)	$(24,567)

Revenue

Revenue of $0.1 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $0.3 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the November 2021 amendment to the Takeda Agreement, pursuant to which we transitioned primary responsibilities for further development and manufacturing activities with respect to FIN-524 to Takeda in the third quarter of 2021, resulting in a decrease in collaboration revenue throughout 2022, and due to Takeda's election in August 2022 to terminate the agreement, which terminated in November 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022	Increase (Decrease)
CDI	$3,972	$3,530	$442
Inflammatory Bowel Diseases (IBD)	116	492	(376)
Autism Spectrum Disorder (ASD)	71	1,866	(1,795)
Hepatitis B (HBV)	—	298	(298)
Platform	2,081	8,144	(6,063)
Unallocated	2,348	1,200	1,148
	$8,588	$15,530	$(6,942)

Research and development expenses for the three months ended March 31, 2023 were $8.6 million, compared to $15.5 million for the three months ended March 31, 2022. The decrease in expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven by a decrease in platform-related costs of $6.1 million, due to our decision in January 2023 to discontinue the Company's Phase 3 clinical trial in CP101 and cease all program development. Additionally there was a decrease of $1.8 million in our ASD program expenses and a decrease of $0.3 million in our HBV program expenses due to our decision to suspend our HBV program, announced on March 31, 2022, and our subsequent decision, announced on September 1, 2022, to suspend our Phase 1 clinical trial in ASD. In addition, there was a decrease of $0.4 million in IBD program expenses due to the termination of our collaboration agreement with Takeda in November 2022. These decreases were offset by an increase of $1.1 million in unallocated expenses due a change in allocation of personnel expenses and a $0.4 million increase in expenses related to our CP101 program, as the program and Phase 3 clinical trial were incurring expenses through the January 2023 announcement.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$2,088	$3,658	$(1,570)
Facilities and supplies	1,840	218	1,622
Professional fees	4,398	3,254	1,144
Other expenses	1,291	2,274	(983)
	$9,617	$9,404	$213

General and administrative expenses were $9.6 million for the three months ended March 31, 2023, compared to $9.4 million for the three months ended March 31, 2022. The increase of $0.2 million for the three months ended March 31, 2023 was primarily due to a $1.6 million increase in facilities and supplies, and a $1.1 million increase in professional fees, partially offset by a decrease of $1.6 million in personnel expenses and a $1.0 million decrease in other expenses. The increase in professional fees was primarily related to $1.2 million increase in legal expenses, in addition to a $0.1 million increase in consulting costs, partially offset by a $0.2 million decrease in audit and tax related expenses. This increase was further offset by a $1.6 million decrease in personnel expenses comprised of a $1.4 million decrease in employee-related costs and a $0.2 million decrease in stock-based compensation expense.

Impairment of IPR&D

For the three months ended March 31, 2023, we recognized an IPR&D impairment charge of $32.9 million, as the fair value of the IPR&D asset was determined to be less than its carrying value. No impairment charge to IPR&D was recognized for the three months ended March 31, 2022.

Impairment of Long-Lived Assets

For the three months ended March 31, 2023, we recognized an impairment charge to long-lived assets of $13.1 million, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used following the Company's announcement in January 2023 that it would discontinue its Phase 3 clinical trial in CP101. No impairment charge to long-lived assets was recognized for the three months ended March 31, 2022.

Restructuring Expense

Restructuring expense for the three months ended March 31, 2023 was $3.2 million, compared to zero for the three months ended March 31, 2022. The increase is due to the costs associated with the implementation of certain expense reduction measures in January 2023. Refer to Note 8 within the condensed consolidated financial statements for further information.

Other (Expense) Income, Net

Total other expense, net for the three months ended March 31, 2023 was less than $0.1 million compared to income of less than $0.1 million for the three months ended March 31, 2022. The change to other (expense) income was driven by sublease income of $1.1 million and interest income of $0.5 million earned during the three months ended March 31, 2023, offset by realized loss on loan extinguishment of $1.4 million.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2023 reflects the full removal of the deferred tax liability associated with the IPR&D that was written off during the quarter and treated as a discrete item in the tax provision. No income tax benefit was recorded for the three months ended March 31, 2022.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Net cash used in operating activities	$(13,381)	$(25,646)
Net cash used in investing activities	(14)	(909)
Net cash (used in) provided by financing activities	(16,159)	5
Net decrease in cash and cash equivalents, and restricted cash	$(29,554)	$(26,550)

Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $13.4 million. This cash outflow was primarily related to our net loss of $63.9 million, offset by a $32.9 million IPR&D impairment charge and a $13.1 million impairment charge to long-lived assets in the first fiscal quarter of 2023. The change included $1.2 million in stock-based compensation expense, $1.4 million in non-cash depreciation and amortization, a $1.4 million loss on loan extinguishment, and $1.0 million in other non-cash operating lease cost, partially offset by a $3.5 million benefit for deferred taxes. The net increase in our operating assets and liabilities of $2.9 million included a $4.0 million increase in other non-current assets, $1.8 million increase in prepaid expenses and other current assets, and a $1.5 million increase in accounts payable. This was offset by a $2.7 million decrease in accrued expenses and other current liabilities and a $1.6 million decrease in operating lease liabilities.

During the three months ended March 31, 2022, cash used in operating activities was $25.6 million. This cash outflow was primarily related to our net loss of $24.6 million in addition to a net decrease in our operating assets and liabilities of $4.8 million. The cash outflow included $2.1 million in stock-based compensation expense and $1.3 million in non-cash depreciation and amortization. The net decrease in our operating assets and liabilities of $4.8 million included a $7.0 million decrease in prepaid expenses and other current assets and a $0.3 million decrease in operating lease liabilities. This was offset by a $1.1 million increase in accounts payable, a $0.7 million increase in accrued expenses and other current liabilities, a $0.4 million increase in other non-current assets, and a $0.3 million increase in accounts receivable.

Investing Activities

During the three months ended March 31, 2023 and 2022, we used less than $0.1 million and $0.9 million, respectively, of cash in investing activities. The less than $0.1 million and $0.9 million used during the three months ended March 31, 2023 and 2022 were due to purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities of $16.2 million due to payment of the Loan Agreement.

During the three months ended March 31, 2022, net cash provided by financing activities of approximately $5,000 was due to proceeds from the exercise of company stock options offset by principal payments on finance lease obligations.

Funding Requirements

As of March 31, 2023, our cash and cash equivalents were $41.7 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We expect to continue to incur significant losses for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

Material Cash Requirements

During the three months ended March 31, 2023, there were no other material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed in the 2022 10-K.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2022 10-K.

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

Interest Rate Sensitivity

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $41.7 million and $71.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc., or, collectively, Rebiotix, filed a complaint against us in the U.S. District Court for the District of Delaware (the "Court"). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309, or the '309 Patent; 10,463,702, or the ‘702 Patent; 10,328,107, or the ‘107 Patent; 10,064,899; 10,022,406, or the ’406 Patent; 9,962,413, or the ’413 Patent; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107 Patent, the ’702 Patent, and the ’309 Patent. In June 2022, we alleged infringement of the ’406 Patent and ’413 Patent by Rebiotix. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota, or UMN, alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, or, collectively, the UMN Patents. On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, we and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, we filed a second amended answer and counterclaims, in which we alleged infringement by Rebiotix of two additional U.S. Patents owned by us: U.S. Patent Nos. 11,541,080, or the ’080 Patent, and 11,491,193, or the ’193 Patent. On February 7, 2023 Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 and ’193 patents. The Court issued a claim construction order on February 28, 2023. The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than as described below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023.

We may be unable to retain the services of the key members of our management team or our board of directors; adequately transfer institutional knowledge from former employees to our new management team; or attract, retain and motivate the qualified personnel necessary to oversee and implement our strategic reprioritization. As a result, we may be unable to fully monetize our intellectual property estate and other assets.

We have historically been highly dependent on our management team, including Mark Smith, Ph.D., our Chief Executive Officer, to carry out our operations. In April 2023, we announced upcoming transitions for both Dr. Smith and Marc Blaustein, our Chief Operating Officer and principal financial and accounting officer, and the appointment of Matthew Blischak and Lance Thibault as our new Chief Executive Officer and Chief Financial Officer, respectively. We expect to be highly dependent on the services of Messrs. Blischak and Thibault in the future, as well as certain other consultants to the Company. The loss of the services of these individuals could impede our ability to fully monetize our intellectual property and other assets. Mr. Blischak may terminate his employment with us at any time. Mr. Thibault serves as our Chief Financial Officer pursuant to a consulting agreement between us and Danforth Advisors, LLC, which may be terminated at any time. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

In January 2023, we implemented a restructuring that is expected to reduce our workforce by approximately 95% when it is complete in May 2023. Further, following the termination dates of Dr. Smith and Mr. Blaustein, none of our former management team will remain employed with us. The uncertainty inherent in this ongoing restructuring may be difficult to manage, may cause concerns from third parties with whom we do business, and may make it difficult to attract new employees in the future who will be key to implementing and overseeing our new business strategy and operations. In addition, while we expect to engage in an orderly transition process as we reduce our key management team and onboard new executives to guide the Company through our strategic reprioritization, we face a variety of risks and uncertainties related to management transition, including potential diversion of management attention from critical business concerns, failure to retain key personnel, failure to attract qualified personnel to guide us through the strategic reprioritization, and loss of institutional knowledge.

Additionally, in April 2023, our board of directors eliminated cash compensation for board and committee service and reduced grants of annual equity compensation to members of our board of directors. The impact of these events could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. If we are unable to do so, we may be unable to comply with regulations implemented by the SEC and the Nasdaq Stock Market, LLC ("Nasdaq"), including, for example, Nasdaq's rules with respect to board diversity.

If we lose one or more members of our new management team or our board of directors, or if we are unable to attract and retain new executive officers and employees key to the execution of our strategic reprioritization, our ability to implement our business strategy successfully could be seriously harmed. The loss of the services of our executive officers or other key employees could impede the achievement of our business objectives and adversely affect our ability to successfully implement our reprioritized business strategy. Additionally, our limited senior management team size may hamper our ability to effectively manage a publicly traded company while operating our business. Our management team realizes that it will take significant resources to meet the requirements of federal securities laws while simultaneously working on the strategic reprioritization.

Attracting and retaining qualified personnel to operate and oversee the Company may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully implement our business strategy. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

Our shares of common stock could be delisted from the Nasdaq Global Select Market, which could result in, among other things, less liquidity for holders of shares of our common stock and a decline in the price of our common stock.

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq GSM”), which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq GSM pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On December 30, 2022 we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, for the preceding 30 consecutive trading days, the closing bid price of our common stock was below the Bid Price Requirement.

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

We may not be able to keep the closing bid price above $1.00 per share for the required 10 consecutive trading days by the Compliance Date. We plan to seek stockholder approval at our annual meeting of stockholders of an amendment to our certificate of incorporation to effect a reverse stock split at a ratio of 1-for-30; however, there is no guarantee that a reverse stock split would be approved by the stockholders or that a reverse stock split would allow us to regain compliance with the Bid Price Requirement. In addition, there are risks associated with the reverse stock split, including the risks that the reverse stock split may not result in a sustained increase in the price of our common stock, and that the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding following the reverse stock split.

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

FINCH THERAPEUTICS GROUP, INC.

Date: May 10, 2023	By:	/s/ Mark Smith
Mark Smith, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Marc Blaustein
Marc Blaustein
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)