Form 10-Q
period 2023-06-30
Finch Therapeutics Group, Inc.
filed 2023-08-10
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-40227

FINCH THERAPEUTICS GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3433558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 State Street, Suite 100 Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 229-6499

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FNCH	The Nasdaq Stock Market LLC

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

As of August 4, 2023 there were 1,604,761 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2023

i

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
•
our expectations and projections regarding the sufficiency of our cash on hand to fund our operating expenses and capital expenditure requirements;
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
•
our financial performance; and
•
our ability to obtain additional funding for our operations.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in any other reports we file with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in our forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations, except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,051	$71,038
Accounts receivable	—	144
Prepaid expenses and other current assets	2,448	3,369
Total current assets	36,499	74,551
Property and equipment, net	732	15,936
Operating right-of-use assets	27,308	32,752
In-process research and development	—	32,900
Restricted cash, non-current	2,318	2,568
Other assets	—	4,232
TOTAL ASSETS	$66,857	$162,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$432	$1,097
Accrued expenses and other current liabilities	7,487	10,161
Operating lease liabilities, current	1,656	3,431
Total current liabilities	9,575	14,689
Deferred tax liability	—	3,461
Loan payable, non-current	—	14,653
Operating lease liabilities, non-current	29,388	34,255
Other liabilities	—	170
Total liabilities	38,963	67,228
COMMITMENTS AND CONTINGENCIES (Note 11)
Preferred stock (undesignated), $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 1,604,761 and 1,601,717* shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	372,830	371,350
Accumulated deficit	(344,938)	(275,641)
Total stockholders’ equity	27,894	95,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,857	$162,939

* Adjusted for the 1-for-30 reverse stock split

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
REVENUE:
Collaboration revenue	$—	$361	$107	$715
Total revenue	—	361	107	715
OPERATING EXPENSES:
Research and development	203	13,923	7,199	29,453
General and administrative	8,877	8,164	18,494	17,568
Impairment of in-process research and development	—	—	32,900	—
Impairment of long-lived assets	—	—	13,141	—
Restructuring	801	903	4,037	903
Total operating expenses	9,881	22,990	75,771	47,924
Net loss from operations	(9,881)	(22,629)	(75,664)	(47,209)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	420	(65)	845	(52)
Gain on lease termination	752	—	752	—
Loss on loan extinguishment	—	—	(1,366)	—
Gain (loss) on sale and disposal of fixed assets, net	754	(6)	617	(6)
Sublease and other income	1,005	—	2,058	—
Total other income (expense), net	2,931	(71)	2,906	(58)
Loss before income taxes	(6,950)	(22,700)	(72,758)	(47,267)
Income tax benefit	—	—	3,461	—
Net loss	$(6,950)	$(22,700)	$(69,297)	$(47,267)
Net loss attributable to common stockholders—basic and diluted (Note 15)	$(6,950)	$(22,700)	$(69,297)	$(47,267)
Net loss per share attributable to common stockholders—basic and diluted	$(4.33)	$(14.31)	$(43.21)	$(29.82)
Weighted-average common stock outstanding—basic and diluted *	1,604,795	1,585,978	1,603,811	1,585,093

* Adjusted for the 1-for-30 reverse stock split

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share data)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES*	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2022	1,583,669	$2	$363,217	$(160,995)	$202,224
Exercise of common stock options	680	—	14	—	14
Stock-based compensation	—	—	2,120	—	2,120
Net loss	—	—	—	(24,567)	(24,567)
BALANCE, March 31, 2022	1,584,349	$2	$365,351	$(185,562)	$179,791
Exercise of common stock options	3,279	—	61	—	61
Issuance of common stock under employee stock purchase plan	1,825	—	110	—	110
Stock-based compensation	—	—	1,830	—	1,830
Net loss	—	—	—	(22,700)	(22,700)
BALANCE, June 30, 2022	1,589,453	$2	$367,352	$(208,262)	$159,092

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES*	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2023	1,601,717	$2	$371,350	$(275,641)	$95,711
Vesting of restricted stock units	3,044	—	—	—	—
Stock-based compensation	—	—	1,180	—	1,180
Net loss	—	—	—	(62,347)	(62,347)
BALANCE, March 31, 2023	1,604,761	$2	$372,530	$(337,988)	$34,544
Stock-based compensation	—	—	300	—	300
Net loss	—	—	—	(6,950)	(6,950)
BALANCE, June 30, 2023	1,604,761	$2	$372,830	$(344,938)	$27,894

* Adjusted for the 1-for-30 reverse stock split

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(69,297)	$(47,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,424	2,694
Stock-based compensation expense	1,480	3,950
Impairment of in-process research and development	32,900	—
Loss on loan extinguishment	1,366	—
Impairment of long-lived assets	13,141	—
Gain on lease termination	(752)	—
(Gain) loss on sale and disposal of property and equipment	(617)	6
Non-cash operating lease and interest cost	1,939	1,003
Benefit for deferred income taxes	(3,461)	—
Changes in operating assets and liabilities:
Accounts receivable	144	320
Prepaid expenses and other current assets	921	(4,858)
Other non-current assets	4,033	308
Accounts payable	(664)	(2,431)
Accrued expenses and other current liabilities	(2,676)	(506)
Other non-current liabilities	(50)	50
Operating lease liabilities	(2,369)	5,246
Net cash used in operating activities	(22,538)	(41,485)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds on sale of property and equipment	1,270	—
Purchases of property and equipment	(14)	(1,803)
Net cash provided by (used in) investing activities	1,256	(1,803)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options, net	—	185
Proceeds from borrowings under loan agreement, net	—	14,738
Repayment of loan	(15,000)	—
Payment of loan terminal fee obligation and prepayment fee	(1,155)	—
Principal payments on finance lease obligation		(11)
Payment of deferred offering costs	—	(132)
Net cash (used in) provided by financing activities	(16,155)	14,780
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(37,437)	(28,508)
Cash, cash equivalents and restricted cash at beginning of period	73,805	135,965
Cash, cash equivalents and restricted cash at end of period	$36,369	$107,457

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$—	$88
Right-of-use assets obtained in exchange for new operating lease liability	$—	$37,094
Prepaid rent reclassified to right-of-use assets	$—	$7,736

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	AS OF JUNE 30,
	2023	2022
Cash and cash equivalents	$34,051	$104,673
Restricted cash	2,318	2,784
Total cash, cash equivalents and restricted cash	$36,369	$107,457

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

The Company is a microbiome technology company with a portfolio of intellectual property and microbiome assets. In January 2023, the Company announced the decision to wind down its development efforts and focus on realizing the value of its intellectual property estate and other assets.

Liquidity and Capital Resources

Management believes that the Company’s cash and cash equivalents of $34.1 million as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months beyond the date of these condensed consolidated financial statements. However, due to the consideration of certain qualitative factors, including the Company's recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around its ability to successfully realize the full value of its intellectual property estate and other assets, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Stock Split

On June 9, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001, at a ratio of 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was reflected on the Nasdaq Global Select Market beginning with the opening of trading on June 12, 2023. Pursuant to the Reverse Stock Split, every 30 shares of the Company's issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The Reverse Stock Split did not change the total number of shares the Company is authorized to issue. The Reverse Stock Split affected all issued and outstanding shares of the Company's common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding restricted stock units (“RSU”) and the Company's equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying financial statements have been retrospectively adjusted to give effect to the Reverse Stock Split for all periods presented.

Reclassifications

Certain reclassifications have been made to conform the prior period consolidated financial statements to the current period.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022, condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022, and condensed consolidated cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of the Company but does not include all disclosures required by U.S. GAAP.

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

The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

Goodwill and Acquired In-Process Research and Development

Goodwill and in-process research and development (“IPR&D”) are evaluated annually for impairment on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To conduct impairment tests of goodwill, the fair value of the Company’s single reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its fair value.

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

In January 2023, the Company made the decision to wind down its development efforts, which management concluded was an impairment indicator requiring the Company to perform an interim impairment test of IPR&D. Management's assessment for the impairment of IPR&D indicated that there are no future cash flow projections associated with its IPR&D asset and the fair value of the IPR&D asset was zero. This resulted in an impairment charge of $32.9 million during the six months ended June 30, 2023.

Recently Issued Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the Financial Accounting Standards Board (“FASB”) issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

3. ADJUSTMENT TO PRIOR INTERIM UNAUDITED FINANCIAL STATEMENTS

During the preparation of the second quarter financial statements of fiscal year 2023, the Company identified an error in the accrual of certain costs for the fiscal quarter ended March 31, 2023, which resulted in an overstatement of accounts payable and research and development expenses for that quarter. The correction of this error impacted the unaudited condensed consolidated financial statements for the first quarter of fiscal year 2023. The Company assessed the applicable guidance issued by the SEC and the FASB and concluded this misstatement was not material, individually or in the aggregate, to its unaudited condensed consolidated financial statements for the aforementioned interim period. In the table below, the Company adjusted its previously issued first quarter unaudited condensed consolidated financial information to correct the error by decreasing accounts payable and research and development expenses by $1.6 million for the quarter ended March 31, 2023. The financial statements will be adjusted in subsequent filings with the Securities and Exchange Commission that include such statements, including when the first quarter Form 10-Q is filed for fiscal year 2024.

Accumulated deficit as of March 31, 2023 in the accompanying statement of stockholders’ equity for the quarter ended June 30, 2023 was made smaller by $1.6 million due to the effects of the decreased expense accruals for the first quarter of fiscal year 2023. The following are selected line items from the financial statements also impacted by the $1.6 million, or $1,592 thousand, illustrating the effect of the error correction for the quarter ended March 31, 2023 (in thousands):

	As Previously Reported	As Revised
Research and development	$8,588	$6,996
Total operating expenses	(67,482)	(65,890)
Net loss from operations	(67,375)	(65,783)
Loss before income taxes	(67,400)	(65,808)
Net loss	(63,939)	(62,347)
Net loss per share attributable to common stockholders—basic and diluted	$(39.89)	$(39.19)

4. FAIR VALUE MEASUREMENTS

The Company has no financial liabilities measured at fair value on a recurring basis. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	JUNE 30, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Money market funds	$5,349	$5,349	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Money market funds	$69,991	$69,991	$—	$—

There were no transfers between fair value levels during the six months ended June 30, 2023 and the year ended December 31, 2022. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Lab equipment	$—	$4,146
Office furniture and fixtures	869	1,406
Leasehold improvements	—	13,972
Construction work-in-progress	—	316
Software	—	4,883
Computer equipment	109	499
Total	978	25,222
Less: Accumulated depreciation	(246)	(9,286)
Property and equipment, net	$732	$15,936

Depreciation expense was $1.4 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. During the quarter ended March 31, 2023, the Company recorded an impairment charge of $13.1 million to its long-lived assets, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used following the discontinuation of the Company's Phase 3 clinical trial in CP101 and significant reduction in the Company's workforce, as announced in January 2023. In addition, during the quarter ended June 30, 2023, the Company sold its lab equipment, which resulted in a gain of $0.8 million included in other income (expense) on the condensed consolidated statement of operations.

6. LEASES

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

The Inner Belt Road Lease terminated and the Company’s rent obligations ended on June 30, 2023. The landlord agreed to refund the Company for the full amount of the Company’s security deposit, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company's lease expense under the Inner Belt Road Lease was $0.6 million for each of the six months ended June 30, 2023 and 2022.

Hood Lease

On August 3, 2021, Finch entered into a 10-year lease agreement (the “Hood Lease”) with Hood Park LLC, pursuant to which Finch leased approximately 61,139 square feet of office and laboratory space (the “Premises”). The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises started at approximately $4.5 million, and the lease contains annual rent escalations. Finch commenced business operations in the Premises in the second quarter of 2022, which triggered recognition of the lease for accounting purposes. The Company recorded lease expense related to the Hood Lease of $2.7 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.

Finch posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.

In the third quarter of 2022, Finch entered into a sublease agreement to sublet approximately one third of its leased space under the Hood Lease, which commenced on August 10, 2022, for an initial term of two years, with an option for Finch to extend the sublease for up to one additional year, which Finch exercised in the fourth quarter of 2022. Additionally, in the fourth quarter of 2022, Finch entered into a second sublease agreement to sublet the remainder of its leased space under the Hood Lease for a three-year term, which commenced on December 15, 2022. For the six months ended June 30, 2023, Finch recognized sublease income of $1.9 million, which is presented as other income in the condensed consolidated statements of operations. No sublease income was recognized for the six months ended June 30, 2022, as the subleases had not commenced.

The following table presents the classification of right-of-use assets and operating lease liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	BALANCE SHEET CLASSIFICATION	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS:
Operating lease assets	Operating right-of-use assets	$27,308	$32,752
LIABILITIES:
Operating lease liabilities
Current	Operating lease liabilities, current	$1,656	$3,431
Noncurrent	Operating lease liabilities, non-current	29,388	34,255
Total lease liabilities		$31,044	$37,686

The following table represents the components of operating lease cost, which are included in general and administrative and research and development expense, and sublease income, which is included in other income on the statement of operations for the three and six months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Operating lease cost	$1,678	$1,311	$3,405	$1,650
Short-term lease cost	4	31	17	139
Variable lease cost	87	469	532	964
Sublease income	(959)	—	(1,919)	—
Total lease cost, net	$810	$1,811	$2,035	$2,753

The weighted-average remaining operating lease term and discount rate as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Weighted-average remaining lease term (years)	8.5	8.5
Weighted-average discount rate	8.5%	8.3%

Supplemental disclosure of cash flow information related to operating leases for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid (received) for amounts included in measurement of lease liabilities	$2,369	$(5,246)

The following table represents a summary of the Company’s future operating lease payments required as of June 30, 2023 (in thousands):

2023	$1,825
2024	4,795
2025	4,930
2026	5,071
2027	5,215
Thereafter	22,391
Total future minimum lease payments	44,227
Less: amount representing interest	(13,183)
Present value of future minimum lease payments	$31,044

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	JUNE 30, 2023	DECEMBER 31, 2022
Accrued research and development	$99	$1,967
Accrued legal and professional fees	4,945	5,852
Accrued compensation and benefits	1,482	880
Accrued other	961	1,462
Total accrued expenses and other current liabilities	$7,487	$10,161

8. LOAN PAYABLE

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

9. RESTRUCTURING

During the three and six months ended June 30, 2023, the Company recognized restructuring charges of $0.8 million and $4.0 million, respectively, primarily consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses in connection with the Company's January 2023 restructuring action (the “January 2023 Restructuring”). All severance payments will be completed by the second quarter of 2024. The accrued restructuring liability is included in accrued compensation and benefits as of June 30, 2023.

The following table summarizes the restructuring accrual activity for the six months ended June 30, 2023 (in thousands):

Accrued restructuring liability as of December 31, 2022	$201
Restructuring charges	4,037
Cash payments	(2,776)
Accrued restructuring liability as of June 30, 2023	$1,462

10. INCOME TAXES

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the six months ended June 30, 2023 as compared to the year ended December 31, 2022. The benefit for the six months ended June 30, 2023 reflects the full removal of the deferred tax liability on the IPR&D that was written off during the first quarter of 2023 and treated as a discrete item in the tax provision.

11. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “Court”). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “’309 Patent”); 10,463,702 (the “’702 Patent”); 10,328,107 (the “’107 Patent”); 10,064,899; 10,022,406 (the “’406 Patent”); 9,962,413 (the “’413 Patent”); and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 Patents. In June 2022, Finch alleged infringement of the ’406 and ’413 Patents by Rebiotix. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents”). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, the Company filed a second amended answer and counterclaims, in which the Company alleged infringement by Rebiotix of two additional U.S. Patents owned by Finch: U.S. Patent Nos. 11,541,080 (the “’080 Patent”) and 11,491,193 (the “’193 Patent”). On February 7, 2023, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 and ’193 patents. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that Finch lacks standing to sue as to ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, Finch does not own them and therefore does not have standing to assert them. Briefing on this motion is complete.

The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined that there is no probable or estimable loss contingency that is required to be recorded as of June 30, 2023.

License and Royalty Payments

The Company is party to license and other agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The Company owes a nominal annual maintenance fee under its license agreement with UMN, (the “UMN Agreement”), as well as escalating minimum royalty amounts. The minimum payments continue in perpetuity for the University of Minnesota until the agreement is terminated. On April 12, 2023, the Company amended its agreement with UMN to, among other things, allow the Company to satisfy certain performance milestones through sublicensing agreements.

The Company is party to an agreement with OpenBiome requiring the Company to pay certain milestones of up to $26.0 million upon the occurrence of certain R&D events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

12. STOCKHOLDERS’ EQUITY

On February 24, 2021, the board of directors of the Company (the “Board”) and the Company’s stockholders approved the Company’s Amended and Restated Certificate of Incorporation. The certificate authorized the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company's common stock, diluting the voting power of the Company's common stock, impairing the liquidation rights of the Company's common stock, or delaying or preventing a change in control. As of June 30, 2023, no shares of preferred stock were outstanding.

Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock outstanding, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of June 30, 2023, no cash dividends have been declared or paid.

As of June 30, 2023 and December 31, 2022 the Company has reserved the following shares of common stock for the exercise of stock options, common stock warrants, vesting of restricted stock and shares issuable under the employee stock purchase plan:

	JUNE 30, 2023	DECEMBER 31, 2022
Options to purchase common stock	72,586	109,522
Unvested restricted stock units	—	9,039
Shares issuable under employee stock purchase plan	—	3
	72,586	118,564

13. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In March 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”).The 2021 Plan was amended and restated as of June 8, 2023 to reflect the stock split. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary of the Company, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates.

The number of shares of common stock reserved for issuance under the Company's 2021 Plan automatically increases on January 1 of each calendar year through January 1, 2031, in an amount equal to (i) 5.0% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan is 470,000 shares. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares will not reduce the number of shares available for issuance under the 2021 Plan.

On January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increased by 80,089 shares and as of June 30, 2023, there were 72,586 shares of common stock issuable upon the exercise of outstanding options and there were 263,753 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP was amended and restated as of June 8, 2023 to reflect the stock split. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP provides participating employees with the opportunity to purchase shares of common stock. The occurrence and duration of offering periods under the 2021 ESPP are subject to the determinations of the compensation committee of the Board. Annually the common stock reserved and available for issuance under the 2021 ESPP automatically increases and on January 1, 2023, increased by 16,018. As of June 30, 2023, 3,354 shares have been issued under the 2021 ESPP and 45,167 shares are available for future issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the six months ended June 30, 2023:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	109,522	$293.81	6.9	$—
Granted	34,094	$8.15
Cancelled or forfeited	(48,146)	$327.08
Expired	(22,884)	$291.79
Outstanding as of June 30, 2023	72,586	$138.21	6.0	$13
Options exercisable as of June 30, 2023	36,785	$249.63	2.6	$—
Options vested or expected to vest as of June 30, 2023	72,586	$138.21	6.0	$13

As of June 30, 2023, there was approximately $0.3 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 3.7 years.

Restricted Stock Unit Awards

In June 2022, the Company issued RSU awards with time-based vesting conditions to employees. The fair value of an RSU award is equal to the fair market value of the Company's ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. The RSUs primarily vest over one year from the grant date.

The following table summarizes the activity of the Company’s RSUs under the 2021 Plan for the six months ended June 30, 2023:

	RSUs	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	9,039	$83.88	$131
Vested and distributed	(3,317)	$83.80
Forfeited	(5,722)	$83.93
Unvested as of June 30, 2023	—	$—	$—

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development	$—	$760	$231	$1,769
General and administrative	300	1,070	1,249	2,181
Total	$300	$1,830	$1,480	$3,950

14. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.1 million and $0.4 million in the six months ended June 30, 2023 and 2022, respectively.

15. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(6,950)	$(22,700)	$(69,297)	$(47,267)
Net loss attributable to common stockholders—basic and diluted	(6,950)	(22,700)	(69,297)	(47,267)
Denominator:
Weighted-average common stock outstanding—basic and diluted	1,604,795	1,585,978	1,603,811	1,585,093
Net loss per share attributable to common stockholders—basic and diluted	$(4.33)	$(14.31)	$(43.21)	$(29.82)

The Company’s potentially dilutive securities, which include stock options, warrants, RSU awards and shares issuable under the employee stock purchase plan have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at June 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	SIX MONTHS ENDED JUNE 30,
	2023		2022
Options to purchase common stock	72,586		109,522
Unvested restricted stock units	—	—	9,039
Shares issuable under employee stock purchase plan	—		3
	72,586		118,564

16. SUBSEQUENT EVENTS

Except as discussed in Note 11, there have no subsequent events through the date of these financial statements.

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

Overview

We are a microbiome technology company with a portfolio of intellectual property and microbiome assets. We have significantly scaled back our expenses by winding down our development efforts, including liquidating certain of our assets, terminating vendor contracts and reducing headcount, and we now focus on realizing the value of our intellectual property and other assets (the “Recent Business Initiatives”). This decision came after an assessment by our management team and board of directors of multiple factors, including our outlook for identifying a commercial partner, slower than anticipated enrollment in the PRISM4 trial, the harmful impact of what we believe is the ongoing unauthorized use of our intellectual property, and broader sector trends in the biotechnology industry.

We were previously developing CP101 as an orally administered complete microbiome therapeutic designed for the prevention of recurrent C. difficile infection, or CDI. Although we announced our decision to discontinue our Phase 3 clinical trial of CP101 for the prevention of recurrent CDI, or the PRISM4 trial, we believe that CP101 has therapeutic potential in both CDI and other indications.

We do not currently expect to be able to progress any product candidate through clinical trials or commercial approval, and we do not currently expect to generate any revenue from product sales. In April 2023, we announced the termination of employment, without cause, of our former chief executive officer and chief operating officer and the appointment of Matthew Blischak and Lance Thibault as our new chief executive officer and chief financial officer, respectively, effective May 16, 2023.

Since our inception, we have funded our operations primarily with proceeds from our March 2021 initial public offering (the ”IPO”), the sale of convertible preferred stock, our loan agreement with Hercules Capital and from collaboration revenue. Although we believe strongly in the value of our pioneering intellectual property portfolio and the merits of our current litigation activities relating to those assets, we may never succeed in realizing the value of our intellectual property estate and other assets and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability.

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

We believe that our existing cash and cash equivalents of $34.1 million as of June 30, 2023 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

On June 9, 2023, we completed a reverse stock split of our outstanding shares of common stock at a ratio of one-for-thirty. All share and per share amounts of the common stock included in this Quarterly Report on Form 10-Q, including in the accompanying financial statements, have been retrospectively adjusted to give effect to the reverse stock split for all periods presented, including reclassifying an amount equal to the reduction in par value to additional paid-in capital.

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales for the three months ended June 30, 2023 and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognized revenue over our expected performance period under each agreement. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate.

Takeda Agreement

In January 2017, we entered into a research collaboration and exclusive license agreement with Takeda, or as amended and restated, (“the Takeda Agreement”), pursuant to which we granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under our rights in certain patents, patent applications and know-how to develop, have developed, manufacture, have manufactured, make, have made, use, have used, offer for sale, sell, have sold, commercialize, have commercialized and import our microbiome therapeutic candidate FIN-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans.

In August 2022, we received written notice from Takeda that, following a review of its pipeline, Takeda had elected to exercise its right to terminate the Takeda Agreement. In accordance with the terms of the Takeda Agreement, the termination became effective on November 17, 2022. Pursuant to a further amendment to the Takeda Agreement, dated October 19, 2022, we transitioned activities under the Takeda Agreement. As of November 17, 2022, the license rights granted to Takeda terminated and Takeda ceased to accrue any financial obligations to us. Revenue earned under the Takeda Agreement was recorded as collaboration revenue on our consolidated statement of operations.

OpenBiome Agreement

On November 19, 2020, we entered into a License Agreement with OpenBiome (“the LMIC Agreement”) pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The only consideration from the LMIC Agreement is in the form of future royalties on certain net sales. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the six months ended June 30, 2023 and 2022, as there are currently no products available for sale.

We entered into an Asset Purchase Agreement with Microbiome Health Research Institute, Inc (“OpenBiome”), also dated November 19, 2020 (“ the OpenBiome Agreement”). Under this agreement we will continue to earn royalties based on sales of fecal microbiota transplantation, or FMT, materials, which we receive as reimbursement for the payment of third-party license fees. The OpenBiome Agreement effectively terminated certain existing agreements with OpenBiome and internalized certain functions for which we previously relied on OpenBiome. Pursuant to the OpenBiome Agreement, we acquired certain biological samples and obtained a license to certain OpenBiome technology, and, upon closing of the transaction, which occurred on March 1, 2021, we acquired certain additional assets, including biological samples, a commercial lease, intellectual property, capital equipment and contracts. In accordance with the OpenBiome Agreement we have made payments of $5.0 million, which is the full amount agreed upon. We are also required to pay certain milestones up to $26.0 million upon the occurrence of certain research and development events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

Operating Expenses

Research and Development Expenses

Until January 2023, research and development activities were central to our business model. As a result of our Recent Business Initiatives, we do not currently expect to be able to progress any product candidate through clinical trials or commercial approval.

Research and development expenses have primarily consisted of costs incurred for research activities, including discovery and development efforts. We expense research and development costs as incurred, which include:

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

General and Administrative Expenses

We expect that our general and administrative expenses will continue to decrease primarily due to our reduced headcount. We expect to continue to incur expenses associated with being a public company, including costs related to consulting, accounting, audit, legal, regulatory and tax compliance services, and director and officer insurance costs.

General and administrative expenses have primarily consisted of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Impairment of Goodwill and IPR&D

Goodwill and IPR&D intangibles were evaluated for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we consider important, on an overall company basis, that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired asset or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the Company’s single reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its fair value.

To conduct impairment tests of IPR&D intangible assets, the fair value of the asset is compared to its carrying value. If the carrying value exceeds its fair value, the excess is recorded an impairment loss. We estimated the fair value for our IPR&D asset using discounted cash flow valuation models, which required the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates.

Impairment of Long-Lived Assets

Impairment of long-lived assets consists of costs attributable to the cease of use of laboratory equipment, leasehold improvements, and software associated with program development, as it was determined that certain long-lived assets would no longer be used due to our Recent Business Initiatives, which discontinued the Company's Phase 3 clinical trial in CP101.

Restructuring Expense

Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes one-time severance payments, healthcare coverage, outplacement services and related expenses as well as contract cancellation costs.

Total Other Income (Expense), Net

Total other income (expense), net primarily consists of sublease income, gain on lease termination, gain (loss) on disposal of fixed assets, interest income (expense) and loss on loan extinguishment.

Income Tax Benefit

The income tax benefit reflects the full removal of the deferred tax liability associated with the IPR&D that was written off during the first fiscal quarter of 2023 and treated as a discrete item in the tax provision.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2023	2022
REVENUE:
Collaboration revenue	$—	$361
Total revenue	—	361
OPERATING EXPENSES:
Research and development	203	13,923
General and administrative	8,877	8,164
Restructuring expense	801	903
Total operating expenses	9,881	22,990
Net operating loss	(9,881)	(22,629)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	420	(65)
Gain on lease termination	752	—
Gain (loss) on sale and disposal of fixed assets, net	754	(6)
Sublease and other income	1,005	—
Total other income (expense), net	2,931	(71)
Net loss	$(6,950)	$(22,700)

Revenue

There was no revenue for the three months ended June 30, 2023 . Revenue of $0.4 million for the three months ended June 30, 2022 primarily consisted of collaboration revenue earned under the Takeda Agreement. Collaboration revenue decreased due to Takeda terminating our collaboration agreement in November 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2023	2022	Increase (Decrease)
CDI	$—	$4,066	$(4,066)
Autism Spectrum Disorder (ASD)	—	1,409	(1,409)
Platform	—	7,002	(7,002)
Other	203	1,446	(1,243)
	$203	$13,923	$(13,720)

Research and development expenses for the three months ended June 30, 2023 were $0.2 million, compared to $13.9 million for the three months ended June 30, 2022. The decrease was driven by our decision to significantly scale back our expenses by winding down our development efforts, including by liquidating certain of our assets, terminating vendor contracts and reducing headcount and now focus on realizing the value of our intellectual property and other assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2023	2022	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$780	$3,233	$(2,453)
Facilities and supplies	1,796	443	1,353
Professional fees	5,476	3,032	2,444
Other expenses	825	1,456	(631)
	$8,877	$8,164	$713

General and administrative expenses were $8.9 million for the three months ended June 30, 2023, compared to $8.2 million for the three months ended June 30, 2022. The increase of $0.7 million was partially due to a $2.4 million increase in professional fees primarily related to legal expenses. There was also a $1.4 million increase in facilities and supplies primarily due to the increase in rent expense related to the commencement of the 10-year lease agreement with Hood Park LLC in May of 2022. These increases were partially offset by a $2.6 million decrease in personnel expenses due to the significant reduction of personnel.

Restructuring Expense

Restructuring expense for the three months ended June 30, 2023 was $0.4 million, compared to $0.9 million for the three months ended June 30, 2022. The decrease is primarily due to more costs associated with the first implementation of certain expense reduction measures, which occurred in the second quarter of 2022 compared to the expense reductions in the second quarter of 2023.

Other Income (Expense), Net

Total other income, net for the three months ended June 30, 2023 was $2.9 million compared to nominal expense for the three months ended June 30, 2022. The change to other income (expense) was primarily driven by the 2023 sublease income of $1.0 million, $0.8 million gain on the termination of our Inner Belt Road Lease, $0.8 million gain on the sale of fixed assets and interest income of $0.4 million earned on our cash equivalents due to higher interest rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022
REVENUE:
Collaboration revenue	$107	$715
Total revenue	107	715
OPERATING EXPENSES:
Research and development	7,199	29,453
General and administrative	18,494	17,568
Impairment of IPR&D	32,900	—
Impairment of long-lived assets	13,141	—
Restructuring expense	4,037	903
Total operating expenses	75,771	47,924
Net operating loss	(75,664)	(47,209)
OTHER INCOME (EXPENSE), NET:
Interest (expense) income, net	845	(52)
Gain on lease termination	752	—
Loss on loan extinguishment	(1,366)	—
Gain (loss) on sale and disposal of fixed assets, net	617	(6)
Sublease and other income	2,058	—
Total other income (expense), net	2,906	(58)
Loss before income taxes	(72,758)	(47,267)
Income tax bebefit	3,461	-
Net loss	$(69,297)	$(47,267)

Revenue

Revenue of $0.1 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $0.6 million due to Takeda terminating our collaberation agreement in November 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022	Increase (Decrease)
CDI	$3,972	$7,596	$(3,624)
Autism Spectrum Disorder (ASD)	71	3,275	(3,204)
Platform	489	15,146	(14,657)
Other	2,667	3,436	(769)
	$7,199	$29,453	$(22,254)

Research and development expenses for the six months ended June 30, 2023 were $7.2 million compared to $29.5 million for the six months ended June 30, 2022. The $22.3 million decrease was driven by our decision to significantly scale back our expenses by winding down our development efforts, including by liquidating certain of our assets, terminating vendor contracts and reducing headcount and now focus on realizing the value of our intellectual property and other assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022	Increase
Personnel expenses (including stock-based compensation)	$2,868	$6,891	$(4,023)
Facilities and supplies	3,636	661	2,975
Professional fees	9,874	6,286	3,588
Other expenses	2,116	3,730	(1,614)
	$18,494	$17,568	$926

General and administrative expenses were $18.4 million for the six months ended June 30, 2023, compared to $17.6 million for the six months ended June 30, 2022. The increase of $0.8 million was partially due to a $3.6 million increase in professional fees primarily related to legal expenses. There was also a $3.0 million increase in facilities and supplies primarily due to the increase in rent expense related to the commencement of the 10-year lease agreement with Hood Park LLC in May of 2022. These increases were partially offset by a $4.2 million decrease in personnel expenses due to the significant reduction of personnel as well as a $1.6 million decrease in other expenses.

Impairment of IPR&D

There was no IPR&D impairment charge for the six months ended June 30, 2022. We recognized an IPR&D impairment charge of $32.9 million for the six months ended June 30, 2023 as the IPR&D asset was deemed to have no value.

Impairment of Long-Lived Assets

There was no impairment long-lived assets for the six months ended June 30, 2022. We recognized an impairment charge to long-lived assets of $13.1 million for the six months ended June 30, 2023, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used.

Restructuring Expense

Restructuring expense for the six months ended June 30, 2023 was $3.6 million, compared to $0.9 million for the six months ended June 30, 2022. The increase is due to the costs associated with the implementation of certain expense reduction measures in January 2023 being higher than expenses associated with expense reduction measures, which occurred in the second quarter of 2022. Refer to Note 9 within the condensed consolidated financial statements for further information.

Other Income (Expense), Net

Total other income (expense), net for the six months ended June 30, 2023 was income of $2.9 million compared to a nominal loss for the six months ended June 30, 2022. The change to other income (expense) was driven by the 2023 sublease income of $2.1 million, interest income of $0.8 million earned on our cash equivalents due to higher interest rates, $0.8 million gain on the termination of our Inner Belt Road Lease, and $0.6 million gain on the sale of fixed assets. These increases were partially offset by realized loss on loan extinguishment of $1.4 million.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2023 reflects the full removal of the deferred tax liability associated with the IPR&D that was written off and treated as a discrete item in the tax provision. No income tax benefit was recorded for the six months ended June 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We do not currently expect to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate. We have funded our operations primarily through equity financings, the Loan Agreement, and from collaboration revenue. We have raised an aggregate of $118.8 million in net proceeds from our IPO, approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue from the upfront payment and milestone payments received under our collaboration agreement with Takeda, which was terminated in 2022. In May 2022, we borrowed $15.0 million under the Loan Agreement, and subsequently, in January 2023, we voluntarily paid off all outstanding amounts under the Loan Agreement.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Net cash used in operating activities	$(22,538)	$(41,485)
Net cash provided by (used in) investing activities	1,256	(1,803)
Net cash (used in) provided by financing activities	(16,155)	14,780
Net decrease in cash and cash equivalents, and restricted cash	$(37,437)	$(28,508)

Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $22.5 million compared to $41.5 million in 2022. The decrease in cash used in operating activities is primarily due to significantly scaling back our expenses by winding down our development efforts, terminating vendor contracts and reducing headcount. During the six months ended June 30, 2022, cash used in operating activities was primarily related to employee compensation expenses, utilizing consultants as well as legal and other professional services. During the six months ended June 30, 2023, significantly less cash was used for employee compensation expenses as well as other research and development expenses compared to the 2022 period.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities of $1.3 million was primarily due to selling certain property and equipment as a result of winding down our development efforts and reducing headcount. In contrast, during the six months ended June 30, 2022, we used $1.8 million as we were purchasing property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities of $16.2 million was primarily due to repaying the outstanding balance borrowed under the the Loan Agreement as well as related prepayment fees. Obtaining this financing during the six months ended June 30, 2022 resulted in the $14.8 million of net cash provided by financing activities in the previous year.

Funding Requirements

As of June 30, 2023, our cash and cash equivalents were $34.1 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We expect to continue to incur significant losses for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

Material Cash Requirements

During the six months ended June 30, 2023, there were no other material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed in the 2022 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis, and our actual results may differ from these estimates under different assumptions or conditions.

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

Interest Rate Sensitivity

As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $34.1 million and $71.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc., or, collectively, Rebiotix, filed a complaint against us in the U.S. District Court for the District of Delaware (the “Court”). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309, or the ’309 Patent; 10,463,702, or the ’702 Patent; 10,328,107, or the ’107 Patent; 10,064,899; 10,022,406, or the ’406 Patent; 9,962,413, or the ’413 Patent; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107 Patent, the ’702 Patent, and the ’309 Patent. In June 2022, we alleged infringement of the ’406 Patent and ’413 Patent by Rebiotix. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota, or UMN, alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, or, collectively, the UMN Patents. On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, we and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, we filed a second amended answer and counterclaims, in which we alleged infringement by Rebiotix of two additional U.S. Patents owned by us: U.S. Patent Nos. 11,541,080, or the ’080 Patent, and 11,491,193, or the ’193 Patent. On February 7, 2023 Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 and ’193 patents. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that Finch lacks standing to sue as to ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, Finch does not own them and therefore does not have standing to assert them. Briefing on this motion is complete.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Finch Therapeutics Group, Inc.	8-K	001-40227	3.1	March 23, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-40227	3.1	June 9, 2023
3.3	Amended and Restated Bylaws of Finch Therapeutics Group, Inc.	8-K	001-40227	3.2	March 23, 2021
10.1*	Amendment to the Amended and Restated Exclusive License Agreement, dated as of April 12, 2023, between Finch Therapeutics Holdings LLC and Regents of the University of Minnesota.
10.2	Consulting Agreement, dated as of April 21, 2023, between Finch Therapeutics, Inc. and Matthew Blischak.	8-K	001-40227	10.1	April 25, 2023
10.3	Executive Employment Agreement, effective as of April 21, 2023, between Finch Therapeutics Group, Inc. and Matthew Blischak.	8-K	001-40227	10.2	April 23, 2023
10.4	Lease Termination Agreement, dated as of May 12, 2023, by and between the Company and NRL WCS 200 Inner Belt Prop, LLC.	8-K	001-40227	10.1	May18, 2023
10.5*†	2017 Equity Incentive Plan, as amended, and the forms of agreements thereunder.
10.6*†	2021 Equity Incentive Plan, as amended, and the forms of agreements thereunder.
10.7*†	2021 Employee Stock Purchase Plan, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates management contract or compensatory plan.

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

FINCH THERAPEUTICS GROUP, INC.

Date: August 10, 2023	By:	/s/ Matthew P. Blischak
Matthew P. Blischak
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Lance Thibault
Lance Thibault
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)