Form 10-Q/A
period 2023-06-30
Finch Therapeutics Group, Inc.
filed 2023-08-11
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Finch Therapeutics Group, Inc. (the “Company”) filed its Form 10-Q for the quarterly period ended June 30, 2023 (the “Form 10-Q”) with the Securities and Exchange Commission on August 10, 2023. The Company is filing this Amendment No. 1 on Form 10-Q/A (i) to correct the Section 302 and Section 906 Certifications (collectively, the “Certifications”) filed in the Form 10-Q as Exhibits 31.1, 31.2, and 32.1, respectively, which inadvertently set forth incorrect names and signatures on the Certifications and (ii) to correct the filing of an amendment to a material contract that was designated as filed in the Exhibit Index of the Form 10-Q but was inadvertently omitted in the filing.

Except as expressly set forth herein, this Form 10-Q/A does not reflect events occurring after the date of the Form 10-Q filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Other than the changes in exhibits referred to above, all other information in the Form 10-Q remains unchanged.

i

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

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Finch Therapeutics Group, Inc.	8-K	001-40227	3.1	March 23, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.	8-K	001-40227	3.1	June 9, 2023
3.3	Amended and Restated Bylaws of Finch Therapeutics Group, Inc.	8-K	001-40227	3.2	March 23, 2021
10.1*#	Amendment to the Amended and Restated Exclusive License Agreement, dated as of April 12, 2023, between Finch Therapeutics Holdings LLC and Regents of the University of Minnesota.
10.2	Consulting Agreement, dated as of April 21, 2023, between Finch Therapeutics, Inc. and Matthew Blischak.	8-K	001-40227	10.1	April 25, 2023
10.3	Executive Employment Agreement, effective as of April 21, 2023, between Finch Therapeutics Group, Inc. and Matthew Blischak.	8-K	001-40227	10.2	April 23, 2023
10.4	Lease Termination Agreement, dated as of May 12, 2023, by and between the Company and NRL WCS 200 Inner Belt Prop, LLC.	8-K	001-40227	10.1	May18, 2023
10.5*†	2017 Equity Incentive Plan, as amended, and the forms of agreements thereunder.
10.6*†	2021 Equity Incentive Plan, as amended, and the forms of agreements thereunder.
10.7*†	2021 Employee Stock Purchase Plan, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets [***] because the identified confidential portions (i) are not material and (ii) is the type of information the Registrant treats as private or confidential.

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

FINCH THERAPEUTICS GROUP, INC.

Date: August 11, 2023	By:	/s/ Matthew P. Blischak
Matthew P. Blischak
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Lance Thibault
Lance Thibault
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)