Form 10-Q
period 2023-09-30
Finch Therapeutics Group, Inc.
filed 2023-11-08
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023 there were 1,605,763 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS GROUP, INC.

FORM 10-Q

For the quarterly period ended September 30, 2023

i

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,779	$71,038
Accounts receivable	—	144
Prepaid expenses and other current assets	1,140	3,369
Total current assets	29,919	74,551
Property and equipment, net	637	15,936
Operating right-of-use assets	26,589	32,752
In-process research and development	—	32,900
Restricted cash, non-current	2,348	2,568
Other assets	—	4,232
TOTAL ASSETS	$59,493	$162,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$357	$1,097
Accrued expenses and other current liabilities	2,551	10,161
Operating lease liabilities, current	1,971	3,431
Total current liabilities	4,879	14,689
Deferred tax liability	—	3,461
Loan payable, non-current	—	14,653
Operating lease liabilities, non-current	28,801	34,255
Other liabilities	—	170
Total liabilities	33,680	67,228
COMMITMENTS AND CONTINGENCIES (Note 10)
Preferred stock (undesignated), $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,605,034 and 1,601,717 * shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	373,165	371,350
Accumulated deficit	(347,354)	(275,641)
Total stockholders’ equity	25,813	95,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,493	$162,939

* Adjusted for the 1-for-30 reverse stock split

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
REVENUE:
Collaboration revenue	$—	$138	$107	$853
Total revenue	—	138	107	853
OPERATING EXPENSES:
Research and development	—	11,859	7,199	41,312
General and administrative	3,735	9,584	22,229	27,152
Impairment of goodwill	—	18,057	—	18,057
Impairment of in-process research and development	—	—	32,900	—
Impairment of long-lived assets	—	—	13,141	—
Restructuring	46	1,270	4,083	2,173
Total operating expenses	3,781	40,770	79,552	88,694
Net loss from operations	(3,781)	(40,632)	(79,445)	(87,841)
OTHER INCOME, NET:
Interest income (expense), net	392	45	1,237	(7)
Gain on lease termination	—	—	752	—
Loss on loan extinguishment	—	—	(1,366)	—
Gain (loss) on sale and disposal of fixed assets, net	(22)	—	595	(6)
Sublease and other income	995	216	3,053	216
Total other income, net	1,365	261	4,271	203
Loss before income taxes	(2,416)	(40,371)	(75,174)	(87,638)
Income tax benefit	—	—	3,461	—
Net loss	$(2,416)	$(40,371)	$(71,713)	$(87,638)
Net loss per share attributable to common stockholders—basic and diluted	$(1.51)	$(25.38)	$(44.70)	$(55.22)
Weighted-average common stock outstanding—basic and diluted *	1,604,967	1,590,938	1,604,201	1,587,062

* Three and nine months ended September 30, 2022 are adjusted for the 1-for-30 reverse stock split

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share data)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES*	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2022	1,583,669	$2	$363,217	$(160,995)	$202,224
Exercise of common stock options	680	—	14	—	14
Stock-based compensation	—	—	2,120	—	2,120
Net loss	—	—	—	(24,567)	(24,567)
BALANCE, March 31, 2022	1,584,349	$2	$365,351	$(185,562)	$179,791
Exercise of common stock options	3,279	—	61	—	61
Issuance of common stock under employee stock purchase plan	1,825	—	110	—	110
Stock-based compensation	—	—	1,830	—	1,830
Net loss	—	—	—	(22,700)	(22,700)
BALANCE, June 30, 2022	1,589,453	$2	$367,352	$(208,262)	$159,092
Exercise of common stock options	1,344	—	44	—	44
Vesting of restricted stock units	3,349	—	—	—	—
Stock-based compensation	—	—	2,101	—	2,101
Net loss	—	—	—	(40,371)	(40,371)
BALANCE, September 30, 2022	1,594,146	$2	$369,497	$(248,633)	$120,866

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, January 1, 2023	1,601,717	$2	$371,350	$(275,641)	$95,711
Vesting of restricted stock units	3,044	—	—	—	—
Stock-based compensation	—	—	1,180	—	1,180
Net loss	—	—	—	(62,347)	(62,347)
BALANCE, March 31, 2023	1,604,761	$2	$372,530	$(337,988)	$34,544
Stock-based compensation	—	—	300	—	300
Net loss	—	—	—	(6,950)	(6,950)
BALANCE, June 30, 2023	1,604,761	$2	$372,830	$(344,938)	$27,894
Vesting of restricted stock units	273	—	—	—	—
Stock-based compensation	—	—	335	—	335
Net loss	—	—	—	(2,416)	(2,416)
BALANCE, September 30, 2023	1,605,034	$2	$373,165	$(347,354)	$25,813

* Adjusted for the 1-for-30 reverse stock split

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(71,713)	$(87,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,476	4,099
Stock-based compensation expense	1,815	6,051
Impairment of in-process research and development	32,900	—
Impairment of goodwill	—	18,057
Loss on loan extinguishment	1,366	—
Impairment of long-lived assets	13,141	—
Gain on lease termination	(752)	—
(Gain) loss on sale and disposal of property and equipment	(595)	6
Non-cash operating lease and interest cost	2,658	2,003
Benefit for deferred income taxes	(3,461)	—
Changes in operating assets and liabilities:
Accounts receivable	144	494
Prepaid expenses and other current assets	2,229	(4,484)
Other non-current assets	4,033	656
Accounts payable	(740)	(2,296)
Accrued expenses and other current liabilities	(7,610)	189
Other non-current liabilities	(50)	50
Operating lease liabilities	(2,640)	2,234
Net cash used in operating activities	(27,799)	(60,579)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds on sale of property and equipment	1,290	—
Purchases of property and equipment	(14)	(2,131)
Net cash provided by (used in) investing activities	1,276	(2,131)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and issuances under employee stock purchase plan, net	—	229
Proceeds from borrowings under loan agreement, net	—	14,738
Repayment of loan	(15,000)	—
Payment of loan terminal fee obligation and prepayment fee	(1,155)	—
Principal payments on finance lease obligation	—	(14)
Payment of deferred offering costs	—	(132)
Net cash (used in) provided by financing activities	(16,155)	14,821
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(42,678)	(47,889)
Cash, cash equivalents and restricted cash at beginning of period	73,805	135,965
Cash, cash equivalents and restricted cash at end of period	$31,127	$88,076

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$—	$106
Right-of-use assets obtained in exchange for new operating lease liability	$—	$37,094
Prepaid rent reclassified to right-of-use assets	$—	$7,736

The following table provides a reconciliation of the cash, cash equivalents and restricted cash as of each of the periods shown above:

	AS OF SEPTEMBER 30,
	2023	2022
Cash and cash equivalents	$28,779	$85,292
Restricted cash	2,348	2,784
Total cash, cash equivalents and restricted cash	$31,127	$88,076

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

Liquidity and Capital Resources

Management believes that the Company’s cash and cash equivalents of $28.8 million as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months beyond the date of these condensed consolidated financial statements. However, due to the consideration of certain qualitative factors, including the Company's recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around its ability to successfully realize the full value of its intellectual property estate and other assets, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023. The consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements of the Company but does not include all disclosures required by U.S. GAAP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other accounting standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on the condensed consolidated statements or disclosures.

The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 23, 2023. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023.

Goodwill and Acquired In-Process Research and Development

Goodwill and in-process research and development (“IPR&D”) are evaluated annually for impairment on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. To conduct impairment tests of goodwill, the fair value of the Company’s single reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the reporting unit exceeds its fair value.

To conduct impairment tests of IPR&D, the fair value of the IPR&D asset is compared to its carrying value. If the carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of the IPR&D asset exceeds its fair value. The Company estimates the fair value of IPR&D assets using discounted cash flow valuation models, which require the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates.

In January 2023, the Company made the decision to wind down its development efforts, which management concluded was an impairment indicator requiring the Company to perform an interim impairment test of IPR&D. Management's assessment for the impairment of IPR&D indicated that there are no future cash flow projections associated with its IPR&D asset and the fair value of the IPR&D asset was zero. This resulted in an impairment charge of $32.9 million during the nine months ended September 30, 2023.

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

3. FAIR VALUE MEASUREMENTS

The Company has no financial liabilities measured at fair value on a recurring basis. The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

DESCRIPTION	SEPTEMBER 30, 2023	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Money market funds	$1,240	$1,240	$—	$—

DESCRIPTION	DECEMBER 31, 2022	QUOTED PRICES IN ACTIVE MARKETS FOR IDENTICAL ASSETS (LEVEL 1)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 2)	SIGNIFICANT OBSERVABLE INPUTS (LEVEL 3)
Money market funds	$69,991	$69,991	$—	$—

There were no transfers between fair value levels during the nine months ended September 30, 2023 and the year ended December 31, 2022. The carrying values of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Lab equipment	$—	$4,146
Office furniture and fixtures	869	1,406
Leasehold improvements	—	13,972
Construction work-in-progress	—	316
Software	—	4,883
Computer equipment	—	499
Total	869	25,222
Less: Accumulated depreciation	(232)	(9,286)
Property and equipment, net	$637	$15,936

Depreciation expense was $1.5 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively. During the quarter ended March 31, 2023, the Company recorded an impairment charge of $13.1 million to its long-lived assets, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used following the discontinuation of the Company's Phase 3 clinical trial in CP101 and significant reduction in the Company's workforce, as announced in January 2023. In addition, for the nine months ended September 30, 2023, the Company sold capital equipment, which resulted in a net gain of $0.6 million included in other income (expense) on the condensed consolidated statement of operations.

5. LEASES

Inner Belt Road Lease

In December 2015, the Company entered into a 10-year lease agreement (the "Inner Belt Road Lease") for approximately 25,785 square feet of space for its primary office and laboratory space in Somerville, Massachusetts. The monthly rental payments under the Inner Belt Road Lease, which include base rent charges of $0.1 million, were subject to periodic rent increases through September 2026.

The Inner Belt Road Lease terminated and the Company’s rent obligations ended on June 30, 2023. The landlord agreed to refund the Company for the full amount of the Company’s security deposit, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company's lease expense under the Inner Belt Road Lease was $0.6 million and $0.9 million for each of the nine months ended September 30, 2023 and 2022, respectively.

Hood Lease

On August 3, 2021, the Company entered into a 10-year lease agreement (the “Hood Lease”) with Hood Park LLC, pursuant to which the Company leased approximately 61,139 square feet of office and laboratory space (the “Premises”). The Hood Lease provides the Company with an option to extend the lease for one additional five-year term. The Company’s annual base rent for the Premises started at approximately $4.5 million, and the lease contains annual rent escalations. The Company commenced business operations in the Premises in the second quarter of 2022, which triggered recognition of the lease for accounting purposes. The Company recorded lease expense related to the Hood Lease of $4.2 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company posted a customary letter of credit in the amount of approximately $2.3 million, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

In the third quarter of 2022, the Company entered into a sublease agreement to sublet approximately one third of its leased space under the Hood Lease, which commenced on August 10, 2022, for an initial term of two years, with an option for the Company to extend the sublease for up to one additional year, which was exercised in the fourth quarter of 2022. Additionally, in the fourth quarter of 2022, the Company entered into a second sublease agreement to sublet the remainder of its leased space under the Hood Lease for a three-year term, which commenced on December 15, 2022. For the nine months ended September 30, 2023 and 2022, the Company recognized sublease income of $2.9 million and $0.2 million, respectively, which is presented as other income in the condensed consolidated statements of operations.

The following table presents the classification of right-of-use assets and operating lease liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	BALANCE SHEET CLASSIFICATION	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS:
Operating lease assets	Operating right-of-use assets	$26,589	$32,752
LIABILITIES:
Operating lease liabilities
Current	Operating lease liabilities, current	$1,971	$3,431
Noncurrent	Operating lease liabilities, non-current	28,801	34,255
Total lease liabilities		$30,772	$37,686

The following table represents the components of operating lease cost, which are included in general and administrative and research and development expense, and sublease income, which is included in other income on the statement of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Operating lease cost	$1,382	$1,724	$4,783	$3,374
Short-term lease cost	—	18	17	157
Variable lease cost	60	481	592	1,445
Sublease income	(996)	(216)	(2,914)	(216)
Total lease cost, net	$446	$2,007	$2,478	$4,760

The weighted-average remaining operating lease term and discount rate as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Weighted-average remaining lease term (years)	8.3	8.5
Weighted-average discount rate	8.5%	8.3%

Supplemental disclosure of cash flow information related to operating leases for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid (received) for amounts included in measurement of lease liabilities	$2,640	$(2,234)

The following table represents a summary of the Company’s future operating lease payments required as of September 30, 2023 (in thousands):

2023	$895
2024	4,795
2025	4,930
2026	5,071
2027	5,215
Thereafter	22,391
Total future minimum lease payments	43,297
Less: amount representing interest	(12,525)
Present value of future minimum lease payments	$30,772

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Accrued research and development	$99	$1,967
Accrued legal and professional fees	1,630	5,852
Accrued compensation and benefits	7	880
Accrued other	815	1,462
Total accrued expenses and other current liabilities	$2,551	$10,161

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

8. RESTRUCTURING

The Company recognized nominal restructuring charges during the three months ended September 30, 2023. During the nine months ended September 30, 2023 the Company recognized restructuring charges of $4.1 million primarily consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses in connection with the Company's January 2023 restructuring action (the “January 2023 Restructuring”). All severance payments will be completed by the second quarter of 2024. The accrued restructuring liability is included in accrued compensation and benefits as of September 30, 2023.

The following table summarizes the restructuring accrual activity for the nine months ended September 30, 2023 (in thousands):

Accrued restructuring liability as of December 31, 2022	$201
Restructuring charges	4,083
Cash payments	(3,718)
Accrued restructuring liability as of September 30, 2023	$566

9. INCOME TAXES

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the nine months ended September 30, 2023 as compared to the year ended December 31, 2022. The benefit for the nine months ended September 30, 2023 reflects the full removal of the deferred tax liability on the IPR&D that was written off during the first quarter of 2023 and treated as a discrete item in the tax provision.

10. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “Court”). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “’309 Patent”); 10,463,702 (the “’702 Patent”); 10,328,107 (the “’107 Patent”); 10,064,899; 10,022,406 (the “’406 Patent”); 9,962,413 (the “’413 Patent”); and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 Patents. In June 2022, Finch alleged infringement of the ’406 and ’413 Patents by Rebiotix. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents”). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, the Company filed a second amended answer and counterclaims, in which the Company alleged infringement by Rebiotix of two additional U.S. Patents owned by Finch: U.S. Patent Nos. 11,541,080 (the “’080 Patent”) and 11,491,193 (the “’193 Patent”). On February 7, 2023, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 and ’193 patents. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that Finch lacks standing to sue as to ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, Finch does not own them and therefore does not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents.

The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined that there is no probable or estimable loss contingency that is required to be recorded as of September 30, 2023.

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

11. STOCKHOLDERS’ EQUITY

On February 24, 2021, the board of directors of the Company (the “Board”) and the Company’s stockholders approved the Company’s Amended and Restated Certificate of Incorporation. The certificate authorized the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company's common stock, diluting the voting power of the Company's common stock, impairing the liquidation rights of the Company's common stock, or delaying or preventing a change in control. As of September 30, 2023, no shares of preferred stock were outstanding.

Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock outstanding, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of September 30, 2023, no cash dividends have been declared or paid.

As of September 30, 2023 and December 31, 2022 the Company has reserved the following shares of common stock for the exercise of stock options, common stock warrants, vesting of restricted stock and shares issuable under the employee stock purchase plan:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Options to purchase common stock	57,804	109,522
Unvested restricted stock units	—	9,039
Shares issuable under employee stock purchase plan	—	3
	57,804	118,564

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

On January 1, 2023, the number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increased by 80,089 shares and as of September 30, 2023, there were 57,804 shares of common stock issuable upon the exercise of outstanding options and there were 277,806 shares available for future issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP was amended and restated as of June 8, 2023 to reflect the stock split. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP provides participating employees with the opportunity to purchase shares of common stock. The occurrence and duration of offering periods under the 2021 ESPP are subject to the determinations of the compensation committee of the Board. Annually the common stock reserved and available for issuance under the 2021 ESPP automatically increases and on January 1, 2023, increased by 16,018. As of September 30, 2023, 3,354 shares have been issued under the 2021 ESPP and 45,167 shares are available for future issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options under the 2017 Plan and 2021 Plan for the nine months ended September 30, 2023:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	109,522	$293.81	6.9	$—
Granted	34,094	$8.15
Cancelled or forfeited	(48,146)	$327.08
Expired	(37,666)	$328.80
Outstanding as of September 30, 2023	57,804	$75.09	7.3	$13
Options exercisable as of September 30, 2023	22,573	$155.59	4.3	$—
Options vested or expected to vest as of September 30, 2023	57,804	$75.09	7.3	$13

As of September 30, 2023, there was approximately $0.3 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 3.5 years.

Restricted Stock Unit Awards

In June 2022, the Company issued RSU awards with time-based vesting conditions to employees. The fair value of an RSU award is equal to the fair market value of the Company's ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. The RSUs primarily vest over one year from the grant date.

The following table summarizes the activity of the Company’s RSUs under the 2021 Plan for the nine months ended September 30, 2023:

	RSUs	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	9,039	$83.88	$131
Vested and distributed	(3,317)	$83.80
Forfeited	(5,722)	$83.93
Unvested as of September 30, 2023	—	$—	$—

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees for the periods presented is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development	$—	$886	$231	$2,655
General and administrative	335	1,215	1,584	3,396
Total	$335	$2,101	$1,815	$6,051

13. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.1 million and $0.6 million in the nine months ended September 30, 2023 and 2022, respectively.

14. LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding (in thousands, except share and per share data):

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,416)	$(40,371)	$(71,713)	$(87,638)
Net loss attributable to common stockholders—basic and diluted	(2,416)	(40,371)	(71,713)	(87,638)
Denominator:
Weighted-average common stock outstanding—basic and diluted	1,604,967	1,590,938	1,604,201	1,587,062
Net loss per share attributable to common stockholders—basic and diluted	$(1.51)	$(25.38)	$(44.70)	$(55.22)

The Company’s potentially dilutive securities, which include stock options, warrants, RSU awards and shares issuable under the employee stock purchase plan have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders at September 30, 2023 and 2022 because including them would have had an anti-dilutive effect:

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Options to purchase common stock	57,804	136,570
Unvested restricted stock units	—	16,208
Shares issuable under employee stock purchase plan	—	264
	57,804	153,042

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

Since our inception, we have funded our operations primarily with proceeds from our March 2021 initial public offering (the “IPO”), the sale of convertible preferred stock, our loan agreement with Hercules Capital, which was terminated on January 25, 2023, and from collaboration revenue. Although we believe strongly in the value of our pioneering intellectual property portfolio and the merits of our current litigation activities relating to those assets, we may never succeed in realizing the value of our intellectual property estate and other assets and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability.

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

We believe that our existing cash and cash equivalents of $28.8 million as of September 30, 2023 will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales for the three months ended September 30, 2023 and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognized revenue over our expected performance period under each agreement. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate.

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

OpenBiome Agreement

On November 19, 2020, we entered into a License Agreement with OpenBiome (“the LMIC Agreement”) pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The only consideration from the LMIC Agreement is in the form of future royalties on certain net sales. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the nine months ended September 30, 2023 and 2022, as there are currently no products available for sale.

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

Total Other Income, Net

Total other income, net primarily consists of sublease income, gain on lease termination, gain (loss) on disposal of fixed assets, interest income (expense) and loss on loan extinguishment.

Income Tax Benefit

The income tax benefit reflects the full removal of the deferred tax liability associated with the IPR&D that was written off during the first fiscal quarter of 2023 and treated as a discrete item in the tax provision.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022
REVENUE:
Collaboration revenue	$—	$138
Total revenue	—	138
OPERATING EXPENSES:
Research and development	—	11,859
General and administrative	3,735	9,584
Impairment of goodwill	—	18,057
Restructuring expense	46	1,270
Total operating expenses	3,781	40,770
Net operating loss	(3,781)	(40,632)
OTHER INCOME, NET:
Interest income, net	392	45
Loss on sale and disposal of fixed assets, net	(22)	—
Sublease and other income	995	216
Total other income, net	1,365	261
Net loss	$(2,416)	$(40,371)

Revenue

There was no revenue for the three months ended September 30, 2023. Revenue of $0.1 million for the three months ended September 30, 2022 primarily consisted of collaboration revenue earned under the Takeda Agreement. Collaboration revenue decreased due to Takeda terminating our collaboration agreement in November 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	Increase (Decrease)
CDI	$—	$3,661	$(3,661)
Autism Spectrum Disorder (ASD)	—	1,273	(1,273)
Platform	—	5,735	(5,735)
Other	—	1,190	(1,190)
	$—	$11,859	$(11,859)

There were no research and development expenses for the three months ended September 30, 2023. Research and development expenses totaled $11.9 million for the three months ended September 30, 2022. The decrease was driven by our decision to significantly scale back our expenses by winding down our development efforts, which included liquidating certain of our assets, terminating vendor contracts, reducing headcount and now focusing on realizing the value of our intellectual property and other assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	Increase (Decrease)
Personnel expenses (including stock-based compensation)	$446	$2,601	$(2,155)
Facilities and supplies	1,724	1,395	329
Professional fees	775	3,964	(3,189)
Other expenses	790	1,624	(834)
	$3,735	$9,584	$(5,849)

General and administrative expenses were $3.7 million and $9.6 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of $5.8 million was due primarily to a $3.2 million decrease in professional fees related to legal expenses, a $2.2 million decrease in personnel expenses due to the significant reduction in headcount and a $0.8 million decrease in other expenses, related to reduced business insurance and other outside services from the reduced footprint of the business.

Impairment of Goodwill

For the three months ended September 30, 2022, we recognized a goodwill impairment charge of $18.1 million, as the fair value of the Company's reporting unit was determined to be less than its carrying value, primarily due to our market capitalization declining below our net book value. No impairment charge to goodwill was recognized for the three months ended September 30, 2023.

Restructuring Expense

Restructuring expense for the three months ended September 30, 2023 was nominal, compared to $1.3 million for the three months ended September 30, 2022. The decrease is due to costs associated with the first implementation of certain expense reduction measures which occurred in the third quarter of 2022.

Other Income, Net

Total other income, net was $1.4 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.1 million was primarily driven by higher sublease income of $0.8 million and a $0.4 million decrease in interest expense primarily resulting from paying off our loan balance with Hercules Capital, Inc. in January 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
REVENUE:
Collaboration revenue	$107	$853
Total revenue	107	853
OPERATING EXPENSES:
Research and development	7,199	41,312
General and administrative	22,229	27,152
Impairment of goodwill	—	18,057
Impairment of IPR&D	32,900	—
Impairment of long-lived assets	13,141	—
Restructuring expense	4,083	2,173
Total operating expenses	79,552	88,694
Net operating loss	(79,445)	(87,841)
OTHER INCOME, NET:
Interest income (expense), net	1,237	(7)
Gain on lease termination	752	—
Loss on loan extinguishment	(1,366)	—
Gain (loss) on sale and disposal of fixed assets, net	595	(6)
Sublease and other income	3,053	216
Total other income, net	4,271	203
Loss before income taxes	(75,174)	(87,638)
Income tax benefit	3,461	—
Net loss	$(71,713)	$(87,638)

Revenue

Revenue of $0.1 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $0.8 million due to Takeda terminating our collaboration agreement in November 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	Increase (Decrease)
CDI	$3,972	$11,257	$(7,285)
Autism Spectrum Disorder (ASD)	71	4,548	(4,477)
Platform	489	20,881	(20,392)
Other	2,667	4,626	(1,959)
	$7,199	$41,312	$(34,113)

Research and development expenses for the nine months ended September 30, 2023 were $7.2 million compared to $41.3 million for the nine months ended September 30, 2022. The $34.1 million decrease was driven by our decision to significantly scale back our expenses by winding down our development efforts, which included liquidating certain of our assets, terminating vendor contracts, reducing headcount and now focuing on realizing the value of our intellectual property and other assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	Increase
Personnel expenses (including stock-based compensation)	$3,314	$9,492	$(6,178)
Facilities and supplies	5,360	2,056	3,304
Professional fees	10,649	10,250	399
Other expenses	2,906	5,354	(2,448)
	$22,229	$27,152	$(4,923)

General and administrative expenses were $22.2 million and $27.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $4.9 million was due primarily to a $6.2 million decrease in personnel expenses due to the significant reduction in headcount and a $2.5 million decrease in other expenses primarily driven by our decision to significantly scale back our expenses. These decreases were partially offset by a $3.3 million increase in facilities and supplies primarily due to the increase in rent expense related to the commencement of the 10-year lease agreement with Hood Park LLC in May of 2022 and a slight increase in professional fees of $0.4 million, which was primarily related to legal costs.

Impairment of Goodwill

For the nine months ended September 30, 2022, we recognized a goodwill impairment charge of $18.1 million, as the fair value of the Company's reporting unit was determined to be less than its carrying value, primarily due to our market capitalization declining below our net book value. No impairment charge to goodwill was recognized for the nine months ended September 30, 2023.

Impairment of IPR&D

There was no IPR&D impairment charge for the nine months ended September 30, 2022. We recognized an IPR&D impairment charge of $32.9 million for the nine months ended September 30, 2023 as the IPR&D asset was deemed to have no value.

Impairment of Long-Lived Assets

There was no impairment long-lived assets for the nine months ended September 30, 2022. We recognized an impairment charge to long-lived assets of $13.1 million for the nine months ended September 30, 2023, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used.

Restructuring Expense

Restructuring expense for the nine months ended September 30, 2023 was $4.1 million, compared to $2.2 million for the nine months ended September 30, 2022. The increase is due to the costs associated with the implementation of certain expense reduction measures in January 2023 being higher than expenses associated with expense reduction measures, which occurred in the second quarter of 2022. Refer to Note 9 within the condensed consolidated financial statements for further information.

Other Income, Net

Total other income, net for the nine months ended September 30, 2023 was income of $4.3 million compared to $0.2 million for the nine months ended September 30, 2022. The $4.1 million increase was primarily driven by higher sublease income of $2.8 million, higher interest income of $0.7 million earned on our cash equivalents due to higher interest rates and a $0.5 million decrease in interest expense primarily resulting from paying off our loan balance with Hercules Capital, Inc. in January 2023. In addition, for the nine months ended September 30, 2023 there was a loss on loan extinguishment of $1.4 million, which was almost entirely offset by an $0.8 million gain on the termination of our Inner Belt Road Lease and $0.6 million gain on the sale of fixed assets.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2023 reflects the full removal of the deferred tax liability associated with the IPR&D that was written off and treated as a discrete item in the tax provision. No income tax benefit was recorded for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We do not currently expect to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate. We have funded our operations primarily through equity financings, the Loan Agreement, and from collaboration revenue. We have raised an aggregate of $118.8 million in net proceeds from our IPO, approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue from the upfront payment and milestone payments received under our collaboration agreement with Takeda, which was terminated in 2022. In May 2022, we borrowed $15.0 million under the Loan Agreement, and subsequently, in January 2023, we voluntarily paid off all outstanding amounts.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Net cash used in operating activities	$(27,799)	$(60,579)
Net cash provided by (used in) investing activities	1,276	(2,131)
Net cash (used in) provided by financing activities	(16,155)	14,821
Net decrease in cash and cash equivalents, and restricted cash	$(42,678)	$(47,889)

Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $27.8 million compared to $60.6 million in 2022. The decrease in cash used in operating activities is primarily due to significantly scaling back our expenses by winding down our development efforts, terminating vendor contracts and reducing headcount. During the nine months ended September 30, 2022, cash used in operating activities was primarily related to employee compensation expenses, utilizing consultants as well as legal and other professional services. During the nine months ended September 30, 2023, significantly less cash was used for employee compensation expenses as well as other research and development expenses compared to the 2022 period.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities of $1.3 million was primarily due to selling certain property and equipment as a result of winding down our development efforts and reducing headcount. In contrast, during the nine months ended September 30, 2022, we used $2.1 million as we were purchasing property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities of $16.2 million was primarily due to repaying the outstanding balance borrowed under the Loan Agreement as well as related prepayment fees. Obtaining this financing during the nine months ended September 30, 2022 resulted in the $14.8 million of net cash provided by financing activities in the previous year.

Funding Requirements

As of September 30, 2023, our cash and cash equivalents were $28.8 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We expect to continue to incur significant losses for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

Material Cash Requirements

During the nine months ended September 30, 2023, there were no other material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed in the 2022 10-K.

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

Interest Rate Sensitivity

As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $28.8 million and $71.0 million, respectively. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc., or, collectively, Rebiotix, filed a complaint against us in the U.S. District Court for the District of Delaware (the “Court”). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309, or the ’309 Patent; 10,463,702, or the ’702 Patent; 10,328,107, or the ’107 Patent; 10,064,899; 10,022,406, or the ’406 Patent; 9,962,413, or the ’413 Patent; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107 Patent, the ’702 Patent, and the ’309 Patent. In June 2022, we alleged infringement of the ’406 Patent and ’413 Patent by Rebiotix. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota, or UMN, alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, or, collectively, the UMN Patents. On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, we and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, we filed a second amended answer and counterclaims, in which we alleged infringement by Rebiotix of two additional U.S. Patents owned by us: U.S. Patent Nos. 11,541,080, or the ’080 Patent, and 11,491,193, or the ’193 Patent. On February 7, 2023 Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 and ’193 patents. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that Finch lacks standing to sue as to ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, Finch does not own them and therefore does not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents.

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

FINCH THERAPEUTICS GROUP, INC.

Date: November 8, 2023	By:	/s/ Matthew P. Blischak
Matthew P. Blischak
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Lance Thibault
Lance Thibault
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)