Form 10-K
period 2023-12-31
Finch Therapeutics Group, Inc.
filed 2024-03-25
CIK 1733257

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9.1 million (based on the last reported sale price on the Nasdaq Global Select Market as of such date). For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by its executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2024, there were 1,605,763 outstanding shares of the registrant’s common stock, par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” or “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations with respect to our microbiome technology and related portfolio of intellectual property and microbiome assets, and our objectives to realize the value of our intellectual property estate through licensing our technology to collaboration partners and enforcing our patent rights against third parties using infringing technologies;
•
the initiation, timing, progress and results of our efforts to prosecute, enforce and license our patent portfolio;
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
•
the ability of our current or future partners or collaborators to obtain regulatory approval for product candidates developed using our microbiome technology;
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
•
our ability to fund our working capital requirements and to obtain additional funding for our operations; and
•
our financial performance.

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

•
We are currently involved in litigation and may in the future be involved in additional lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.
•
We discontinued our PRISM4 Phase 3 trial of CP101 in recurrent C. difficile infection (“CDI”) in January 2023 and have shifted our strategic focus towards realizing the value of our intellectual property estate and other assets. This process has been costly, time consuming and complex, and we may not realize any additional value. If we fail to execute successfully on this reprioritized strategic focus, our Board may decide to pursue other options, including a dissolution and liquidation of the Company.
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
•
We may be unable to retain the services of our only employee, Matthew P. Blischak, our Chief Executive officer ("CEO"), and our board of directors, and as a result, we may be unable to fully monetize our intellectual property estate and other assets.
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
•
Although we discontinued the PRISM4 trial and withdrew our IND for CP101, we remain subject to limited ongoing regulatory obligations, including requirements for record retention, which may result in additional expense, and we may be subject to penalties if we fail to comply with such regulatory requirements or experience unanticipated problems.
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

•
If we are unable to obtain or protect intellectual property rights related to any of our technologies, product candidates, or additional assets that otherwise have value, we may not be able to compete effectively or leverage our intellectual property to generate value.
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
•
Third parties may initiate legal proceedings alleging that we or a collaboration partner are infringing their intellectual property rights, or initiate challenges to the validity of our patents in administrative proceedings before various patent offices, including inter-partes review, or IPR, proceedings before the United States Patent and Trademark Office, the outcome of which would be uncertain and could have a negative impact on the success of our business.
•
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
•
We have received a notification of delisting from The Nasdaq Global Select Market based on the determination of the Listings Qualification Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we are a “public shell” under Nasdaq’s criteria. We dispute Nasdaq’s determination and have taken the necessary steps to appeal the determination to delist our common stock. However, we may be unsuccessful in our appeal. In addition, our shares of common stock may also be delisted from the Nasdaq Global Select Market if we do not satisfy Nasdaq’s rules requiring that we maintain a minimum market value of publicly held shares of the Company’s common stock of $5.0 million. The delisting of the Company’s shares of common stock from the Nasdaq Global Select Market could result in, among other things, less liquidity for holders of shares of our common stock and a decline in the price of our common stock.

PART I

Item 1. Business.

Overview

We are a microbiome technology company with a portfolio of intellectual property and microbiome assets. Our objectives are to realize the value of our intellectual property estate through licensing our technology to collaboration partners and enforcing our patent rights against infringing parties through intellectual property litigation and, in certain cases, to generate additional data on selected product candidates through academic collaborations. We have a robust intellectual property estate reflecting our pioneering role in the microbiome therapeutics field, including more than 113 issued U.S. and foreign patents with relevance for both donor-derived and donor-independent microbiome therapeutics in a range of potential indications. Our assets include CP101, an investigational, orally administered microbiome candidate designed for the prevention of recurrent C. difficile infection, or CDI, with positive clinical data from a Phase 2 randomized, placebo-controlled trial and a Phase 2 open-label trial, and pre-clinical assets that are designed to target ulcerative colitis, Crohn’s disease, and autism spectrum disorder. Additionally, we have developed a significant biorepository of strains and samples.

We are currently engaged in litigation proceedings with Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, "Rebiotix"), in which Rebiotix filed a complaint against us in the U.S. District Court for the District of Delaware on December 1, 2021. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of three of the patents. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of UMN, alleged infringement by Rebiotix of three United States Patents owned by UMN and exclusively licensed to us. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, we filed a second amended answer and counterclaims, in which we alleged infringement of two additional patents owned by us. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that we lack standing to sue as to the ’107

Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, we do not own them and therefore do not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents. On December 8, 2023, both parties filed dispositive motions asking the Court to resolve certain aspects of the case in advance of the jury trial. On February 21, 2024, the Company received a notice that the U.S. District Court for the District of Delaware issued an order resetting the trial date from May 20, 2024 to August 5, 2024. We spend a significant amount of our financial and management resources pursuing and managing this litigation matter, and the outcome of these matters is key to our strategy realize the value of our intellectual property estate.

In January 2023, we announced the decision to discontinue our PRISM4 trial, a Phase 3 clinical trial of CP101 in recurrent CDI and focus on realizing the value of our intellectual property estate and other assets. We have wound down our development efforts and significantly scaled back our expenses, including by terminating vendor contracts and reducing headcount to one full time employee.

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

We were previously developing CP101 as an orally administered complete microbiome therapeutic designed for the prevention of recurrent CDI. On March 23, 2023, we announced that we completed all site close out visits for the PRISM4 trial and that we completed a database lock for the trial. We believe that CP101 has therapeutic potential in both CDI and other indications.

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

Our other product candidates previously under development include FIN-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans, including ulcerative colitis, and FIN-525, for the treatment of Crohn’s disease.

We also intend to explore opportunities to realize the value of our intellectual property through strategic partnerships and potential licensing opportunities. We also continue to explore opportunities to develop our microbiome assets through academic collaborations. These include an ongoing investigator-sponsored trial for the evaluation of CP101 in ulcerative colitis at Brigham and Women’s Hospital and our licensing relationship with the University of Minnesota, or UMN, pursuant to which UMN is conducting multiple investigator-sponsored clinical trials using a microbiome product candidate comprised of compositions to which we hold an exclusive license. In addition to our clinical and pre-clinical assets, we have developed a biorepository of samples and strains that can be used in a variety of research applications and may form the basis for future collaborations.

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

Disruption of the gut microbiome is associated with a large number of diseases that have dramatically increased in prevalence among populations in developed countries over the past century. We believe these epidemiological trends are linked to changes in the microbiome, which if reversed could potentially address an underlying cause of these diseases and change the epidemiology as a result. The rise of these chronic illnesses coincides with our adoption of a number of practices that disrupt the microbiome: as of 2015, more than 42 billion doses of antibiotics are administered annually, many killing 40-60% of microbial species in the gut; a third of babies in the United States today are born by caesarean sections, and are consequently unable to inherit this organ from their mother; and a highly sanitized and artificial environment, absent the environmental inputs expected by our microbiome, applies further pressure on this ecosystem within us. The effects of these environmental inputs coalesce around the gut microbiome resulting in dysbiosis and these changes are linked to a wide variety of chronic diseases. For example, antibiotic exposure doubles the risk of developing inflammatory bowel disease, or IBD, as well as significantly increases the risk of developing over 10 types of cancer. Early microbiome disruption is also associated with ASD, autoimmune indications such as celiac diseases, and allergies and asthma, and microbiome disruption later in life has been linked to neurodegenerative diseases, including Alzheimer’s disease and Parkinson’s disease. Importantly, in multiple animal models, these diseases can be induced by microbiome disruption and corrected by restoration, providing evidence of causality. For several of these therapeutic areas, this has been further bolstered by clinical data with fecal microbiota transplantation, or FMT.

The effects of gut microbiome dysbiosis reverberate throughout the body, both because immune cells are heavily concentrated in the gut, where more than 70% of the body’s immune cells are located, and because microbial metabolites enter systemic circulation, acting on organs throughout the body. For example, researchers at the California Institute of Technology showed that the transfer of the microbiome from human donors with ASD into microbiome-free mice promoted hallmark autistic behaviors. In addition, a large body of research has documented the connection between over a dozen different microbiome species and molecular pathways connecting the gut’s enteric nervous system to the brain. We believe the gut-brain axis is but one example of how the microbiome can provide therapeutic benefits to diseases beyond the gut.

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

We have a large and diverse patent portfolio consisting of more than 113 issued U.S. and foreign patents that we own or exclusively license from others. Our patent portfolio has broad applicability of specific inventions across the microbiome field including CP101, FIN-211, FIN-524, FIN-525. For CP101 specifically, our patent portfolio includes more than ten U.S. patents that cover CP101 and specific methods of use and manufacture. These patents have expiration dates between 2031 and 2037.

Foundational Protection for Multiple Product Candidates

Many of our patents and patent applications originate from patent families that embody pioneering work in the microbiome by Dr. Thomas Borody, a prolific inventor and founder of the Centre for Digestive Diseases in Australia, and Drs. Alexander Khoruts and Michael Sadowsky at the University of Minnesota. These patent families have priority dates that precede the entry into the microbiome field by many of our competitors. As a result, we have been successful in obtaining broad patent coverage from these patent families over the composition formulation, method of manufacture and method of using our product candidates. These patent families include:

•
We own a patent family that includes 24 issued U.S. patents, one pending U.S. patent application, granted foreign patents in Australia, Brazil, Canada, China, Israel, Mexico, Republic of Korea, New Zealand and Japan, and four pending foreign patent applications. Representative issued U.S. patents in this family include U.S. 10,022,406, U.S. 9,962,413, U.S. 10,328,107, U.S. 10,278,997, and U.S. 10,617,724, that have claims directed to specific approaches to pharmaceutical compositions comprising stool bacterial material and a cryoprotectant, methods of processing stool received from healthy human donors, methods of manufacturing, and formulations. Patent applications, if issued, and patents in this family are expected to expire in 2031, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.
•
We exclusively in-license a patent family from the Regents of the University of Minnesota that includes six issued U.S. patents, one pending U.S. patent application, granted foreign patents in Australia, Europe, Canada and China, and two pending foreign patent applications. Representative issued U.S. patents within this family include U.S. 10,028,980, U.S. 10,286,011, U.S. 10,286,012, and U.S. 10,251,914, that have claims directed to specific approaches to formulations comprising fecal bacteria, methods of increasing fecal microbiota diversity, and methods of decreasing the relative abundance of a bacteria. Issued U.S. Patent No. 11,801,269 has claims related to methods of treating or preventing a recurrent Clostridium difficile infection using compositions comprising fecal bacteria extracted from a stool provided by a screened human donor. Patent applications, if issued, and patents in this family are expected to expire in 2032, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.
•
We own a patent family that includes three issued U.S. patents U.S. 9,901,603, U.S. 10,821,138 and U.S. 11,123,377, one pending U.S. patent application, granted patents in Australia, Brazil, Japan, China, Mexico, Korea and Hong Kong, and five pending foreign patent applications. These issued U.S. patents have claims directed to specific approaches to room temperature stable products containing human-derived bacteria. Patent applications, if issued, and patents in this family are expected to expire in 2036, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.

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
•
One in-licensed issued U.S. patent (U.S. 11,801,269) covering specific approaches to methods of treating or preventing a recurrent C. difficile infection using compositions comprising fecal bacteria extracted from a stool provided by a screened human donor, expected to expire in 2032.
•
Two owned issued U.S. patents (U.S. 9,901,603 and U.S. 10,821,138) covering specific approaches to room-temperature stable products containing human-derived bacteria.
•
One in-licensed issued U.S. patent (U.S. 10,849,936) covering specific approaches to a method of treating C. difficile infection using lyophilized fecal microbiota, expected to expire in 2037.
•
One in-licensed issued U.S. patent (U.S. 11,819,523) covering specific approaches to methods of treating C.
difficile infection using a microbial preparation derived from a stool of a healthy human donor, expected to expire in 2037.

Targeted Consortia Product Candidates

For our Targeted Consortia product candidates and their manufacture, our portfolio consists of several issued U.S. patents from our foundational patent families that provide patent coverage. We are also pursuing patent protection that we expect will cover each of our Targeted Consortia product candidates, including FIN-524. Representative patents that we own and provide protection for our Targeted Consortia product candidates include issued U.S. patents (U.S. 10,610,551 and U.S. 10,278,997) covering specific approaches to compositions having lyophilized bacteria from the genus Bacteroides or the phylum Firmicutes derived from healthy donors and their manufacture, which are expected to expire in 2031. Additionally, U.S. Patent 11,850,269 relates to methods comprising combining expanded fecal bacteria from a first and second culture media to produce a microbial composition, and to methods of manufacture comprising formulating a pharmaceutical composition to include multiple bacterial species from a cultured fecal flora, and it is expected to expire in 2031.

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

Patent Term

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the United States Patent and Trademark Office in examining the patent application (patent term adjustment) or extended to account for term effectively lost as a result of the U.S. Food and Drug Administration, or FDA regulatory review period (patent term extension), or both. In some cases, the term of a U.S. patent may be shortened by terminal disclaimer, which reduces its term to that of an earlier-expiring patent.

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

Our License Agreements

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

Pursuant to the terms of the Arizona State Agreement, we, our affiliates or our sublicensees, are obligated to use commercially reasonable efforts in connection with the development and commercialization of products and services, the manufacture, use, sale, offering for sale, importation or exportation of which, but for the license granted under the Arizona State Agreement, would infringe one or more licensed patents, or licensed products. Such efforts are limited to the United States and include a specific performance milestone. We have had discussions with Skysong regarding our strategic reprioritization and the potential implications of these changes on our ongoing obligations under the Arizona State Agreement.

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

Exclusive Patent License Agreement with the University of Minnesota

In March 2012, CIPAC Limited, an entity established under the laws of Malta, or CIPAC, entered into a license agreement, or, as amended, the UMN Agreement, with Regents of UMN, pursuant to which CIPAC obtained a worldwide, royalty-bearing, exclusive license, with the right to grant sublicenses, under certain patents and inventions of the University of Minnesota to make, have made, use, offer to sell or sell, offer to lease or lease, import, or otherwise offer to dispose or dispose of any product or service that is covered by such licensed patents. The UMN Agreement was subsequently amended in June 2014 and October 2014. In May 2015, CIPAC transferred its interest in the UMN Agreement to us. Subsequent to such transfer, the UMN Agreement was further amended in December 2016 and September 2017. We amended and restated the UMN Agreement in January 2022, to consolidate earlier amendments and extend the deadline for satisfying performance milestones by one year. On April 12, 2023, we amended the UMN Agreement to, among other things, allow the Company to satisfy certain performance milestones through sublicensing agreements or continued litigation.

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

In connection with the signing of the OpenBiome Agreement, we paid OpenBiome $1.0 million in the form of an upfront payment and $150,000 as reimbursement for OpenBiome’s attorneys’ fees and expenses in connection the negotiation of the OpenBiome Agreement. On the closing of the transaction, we paid OpenBiome $2.25 million, plus an additional $1.6 million if no regulatory restrictions were in place preventing the sale and distribution of OpenBiome’s products under enforcement discretion as of the date of closing. In addition to the foregoing payments, we are obligated to pay to OpenBiome a low single digit royalty on net sales of Natural Products by us and our affiliates and a high single digit royalty of certain sublicensing revenue (including royalties) received in connection with Natural Products, as well as a low single digit royalty on net sales of FIN-524, FIN-525 and any product that is not a Natural Product or a product that comprises both material manufactured directly from stool from a stool donor source without the use of culturing or replication and drug substance or drug product comprising one or more active pharmaceutical ingredients, and, in either case contains one or more isolates derived from certain stool donors that are exclusive to us, or Cultured Products, by us and our affiliates and a high single digit percentage of certain sublicensing revenue (including royalties) received in connection with Cultured Products. On a country-by-country basis, our payment obligations with respect to Natural Products expire twenty-five years after first commercial sale of such Natural Product in such country, and, with respect to Cultured Products expire fifteen years after first commercial sale of such Cultured Product in such country. We are also obligated to pay OpenBiome up to $6.0 million in the aggregate upon achievement of certain development and regulatory milestones with Natural Products and $20.0 million in the aggregate upon achievement of certain commercial milestones with Natural Products.

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

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biological products, such as our product candidates. Although we discontinued the PRISM4 trial and withdrew our investigational new drug application, or IND, for CP101, as the sponsor of completed or terminated clinical trials and the holder of the withdrawn IND, we along with third-party contractors, remain subject to certain limited regulations. These include FDA regulatory requirements for record retention. Additionally, parties developing and/or commercializing product candidates developed using our microbiome technology, including investigator-sponsors studying our product candidates in investigator-initiated trials, are subject to extensive government regulation. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject an applicant to delays in development or approval or licensure, as well as administrative or judicial sanctions, which could harm the value of our intellectual property portfolio.

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

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern development, clinical trials, commercialization and distribution of biologic products such as our product candidates and products developed using our microbiome technology.

Employees

As of March 20, 2024, we had one employee, our CEO, and he is not subject to a collective bargaining agreement.

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

Our principal executive office is located at 75 State Street, Suite 100, Boston, Massachusetts 02109. Our telephone number is (617) 229-6499. Our website address is www.finchtherapeutics.com. Information contained in, or accessible through, our website does not constitute a part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Risks Related to Our Shift in Strategic Focus, Financial Position and Capital Needs

We are currently involved in litigation and may in the future be involved in additional lawsuits to protect or enforce our patents, which have been and could in the future be expensive, time consuming and unsuccessful.

Competitors may infringe our intellectual property, including the patents for which we have applied. To counter infringement or unauthorized use, we have filed certain infringement claims, and may in the future choose to file additional infringement claims, directly or via a licensor or collaboration partner, which have been and could in the future be expensive and time-consuming. We spend a significant amount of our financial and management resources to pursue our current litigation matters, and the outcome of these matters is key to our strategy realize the value of our intellectual property estate. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to our litigation may be large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, in part due to the appeals process and other legal processes, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects, which would adversely impact our ability to monetize our intellectual property portfolio. If we are unable to realize the expected benefits from our intellectual property enforcement initiatives, we may pursue other strategic alternatives, including a liquidation and dissolution, wind down, sale, merger or other strategic transaction.

If we, directly or via a licensor or collaboration partner, initiate legal proceedings against a third party to enforce a patent, the defendant could counterclaim that the patent is invalid and/or unenforceable. In patent litigation in the United States, counterclaims alleging invalidity and/or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. In an infringement proceeding, a court may decide that the patent claims we are asserting are invalid and/or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover the technology in question. Third parties may also initiate legal proceedings against us claiming that our patents are not infringed, invalid and/or unenforceable. For example, on December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, "Rebiotix") filed a complaint against us in the U.S. District Court for the District of Delaware. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of three of the patents. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of UMN, alleged infringement by Rebiotix of three United States Patents owned by UMN and exclusively licensed to us. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, we filed a second amended answer and counterclaims, in which we alleged infringement of two additional patents owned by us. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that we lack standing to sue as to the ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, we do not own them and therefore do not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents. On December 8, 2023, both parties filed dispositive motions asking the Court to resolve certain aspects of the case in advance of the jury trial. On February 21, 2024, the Company received a notice that the U.S. District Court for the District of Delaware issued an order resetting the trial date from May 20, 2024 to August 5, 2024. The outcome of this litigation is uncertain, and any adverse outcome would have a material adverse impact on our business prospects and financial condition.

Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents, including patent claim amendments unfavorable to us, our licensors or a collaboration partner. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose some, and perhaps all, of the patent protection that is valuable to our business or otherwise relates to our microbiome assets. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could have a material adverse impact on our business. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the incurred in relation to the proceedings. We are focused on monetizing our microbiome assets, including through licensing transactions to collaboration partners and other third parties. An adverse outcome in any proceedings to enforce or defend our patent rights could diminish the value of our microbiome assets, could discourage third parties from entering into collaboration or other licensing agreements with us and could have a material adverse impact on our ability to generate revenue from our intellectual property and other microbiome assets.

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

In certain circumstances it may not be practicable or cost effective for us to enforce our intellectual property rights even if we have a basis to do so, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity.

We discontinued our PRISM4 Phase 3 trial of CP101 in recurrent C. difficile infection (“CDI”) in January 2023 and have shifted our strategic focus towards realizing the value of our intellectual property estate and other assets. This process has been costly, time consuming and complex, and we may not realize any additional value. If we fail to execute successfully on this reprioritized strategic focus, our Board may decide to pursue other options, including a dissolution and liquidation of the Company.

In January 2023, we discontinued our PRISM4 Phase 3 clinical trial of CP101 in recurrent CDI and shifted our focus towards realizing the value of our intellectual property estate and other assets, including through enforcing our patent rights against infringing parties. The process of reorienting our business strategy has been costly, time consuming and complex, and we have incurred, and may in the future incur, significant costs related to this continued strategic shift. We are now focusing our efforts on the potential out-license of our technology, enforcement of our patent rights, the sale of certain of our assets, strategic partnerships, joint ventures, restructurings, divestitures, investments or other alternatives, as well as current and any potential new investigator-sponsored trials, to advance our microbiome assets and de-risk future development opportunities in the microbiome space. Further, our strategic reprioritization may result in unexpected expenses or liabilities and/or write-offs. There is no assurance that we will be successful at executing on our revised strategy or that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

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

In January 2023, we reprioritized our strategic operations and are now focusing on realizing the value of our intellectual property estate and other assets. We have a limited operating history in both this capacity and as a clinical-stage microbiome therapeutics company. Since our inception, we have focused primarily on developing and progressing our product candidates through clinical development, organizing and staffing our company, research and development activities, establishing and protecting our intellectual property portfolio, including for our Human-First Discovery platform, and raising capital. Consequently, and particularly due to our strategic reprioritization, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Although we may use our product candidates and microbiome technology to support third-party research, including investigator-sponsored trials, we do not currently expect to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. We have incurred losses in each reporting period since our inception. For the years ended December 31, 2023 and 2022, we reported net losses of $74.8 million and $114.6 million, respectively. As of December 31, 2023, we had an accumulated deficit of $350.4 million. We expect to continue to incur significant losses for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

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

To date, we have primarily funded our operations through the initial public offering (the "IPO"), private placements of equity securities and upfront and milestone payments received pursuant to our previous collaboration agreement with Takeda Pharmaceutical Company Limited. This agreement was terminated effective November 2022. We expect to spend substantial amounts in an effort to maximize the value of our intellectual property estate and other assets, including through enforcement of our patents. We may require additional capital to do so, which we may raise through equity offerings, debt financings, and other collaborations, strategic alliances and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our ability to raise capital is dependent on a number of factors, including the market demand for our securities, which is uncertain. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our operational efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to consider a dissolution and liquidation of the Company.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

In Note 1 to our consolidated financial statements, we disclose that there is substantial doubt about our ability to continue as a going concern. Although we currently forecast that our unrestricted cash and cash equivalents of $25.1 million as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of our annual consolidated financial statements for the year ended December 31, 2023, we have identified certain qualitative conditions that raise substantial doubt about our ability to continue as a going concern within one year after the date that our consolidated financial statements for the year ended December 31, 2023 are issued. In particular, our anticipated cash expenditures and funding requirements are largely dependent on the outcome of our ongoing litigation against Rebiotix, which is scheduled to go to trial in August 2024. In addition, we do not currently expect to progress any product candidate through clinical trials or commercial approval, and we do not currently expect to generate any revenue from product sales. While we believe strongly in the value of our pioneering intellectual property portfolio and the merits of our current litigation activities relating to those assets, we may never succeed in realizing the value of our intellectual property estate and other assets and even if we do, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our ability to continue as a going concern. Further, we have suffered recurring losses from operations since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

Based on our internal estimates and current operating plan, we believe that our existing unrestricted cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into 2025; however, our anticipated cash expenditures and funding requirements are largely dependent upon the outcome of our ongoing litigation against Rebiotix, which is scheduled to go to trial in August 2024. In addition, this estimate is based on our current assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may not be able to limit expenses to the extent we predict, and adequate additional funding may not be available to us on acceptable terms, or at all. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in us.

We may be unable to retain the services of our only employee, Matthew P. Blischak, our board of directors, and key consultants and contractors to the Company, and as a result, we may be unable to fully monetize our intellectual property estate and other assets.

We are highly dependent on our Chief Executive Officer, Matthew P. Blischak, and are reliant on certain other consultants and contractors to the Company, including Lance Thibault, our Chief Financial Officer, as we work to realize the value of our intellectual property estate. The loss of the services of these individuals could impede our ability to fully monetize our intellectual property and other assets. Mr. Blischak may terminate his employment with us at any time. We do not currently maintain “key person” life insurance on Mr. Blischak. Mr. Thibault serves as our Chief Financial Officer pursuant to a consulting agreement between us and Danforth Advisors, LLC, which may be terminated at any time.

Additionally, in April 2023, our board of directors eliminated cash compensation for board and committee service and reduced grants of annual equity compensation to members of our board of directors. The impact of these events could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. If we are unable to do so, we may be unable to comply with regulations implemented by the SEC and the Nasdaq Stock Market, LLC.

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

Attracting and retaining qualified personnel to operate the Company may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully implement our business strategy. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel.

Rent expenses and other factors related to our leased facility could adversely impact our business.

On August 3, 2021, we entered into a 10-year lease agreement, or the Hood Lease, with Hood Park LLC, pursuant to which we lease approximately 61,139 square feet of office and laboratory space, or the Property, in Charlestown, Massachusetts. Our annual base rent for the Property started at approximately $4.5 million, and the lease agreement contains annual rent escalations. The Hood Lease subjects us to potential financial risk. Although we are currently subleasing the Property to two subtenants for three-year terms, there is no guarantee that the current subtenants will continue the subleases past the initial term of the agreements, or that we will be able to find alternate subtenants or negotiate sublease arrangements on attractive terms or at all. While we have the right to sublease the Property under specified conditions, we may not be able to sublease the Property if or when we would like to do so, or we may incur substantial costs to terminate the Hood Lease or sublease the Property. If we are unable to sublease, assign or otherwise terminate our obligations under the Hood Lease, we will be required to pay rent, including any rent expense in excess of sublease income, and certain expenses for the balance of the lease term, and the performance of such obligations would negatively impact our liquidity position and have a material adverse impact on our financial condition.

Our liquidity position could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. Failures of a depository institution to return our deposits or other adverse developments in financial or credit markets could further impair our liquidity position, including our ability to satisfy working capital needs, and create additional market and economic uncertainty.

Economic uncertainty and volatility in the U.S. and global financial markets could limit our ability to access capital or increase the cost of capital needed to fund our business operations.

As of December 31, 2023, economic uncertainty, inflationary pressures, the ongoing war in Ukraine, the Israel-Hamas war, rising interest rates and the expectations around the terminal target interest rate of the Federal Reserve continue to produce volatility in the debt and equity markets. Such volatility may affect our ability to access capital markets, which could lead to higher borrowing costs or other unattractive financing terms or, in some cases, the inability to fund ongoing operations. Adverse changes or continued volatility in the financial markets could render us either unable to access additional financing or able to access these markets only at higher costs and with restrictive financial or other conditions, which could severely affect our business operations and hinder our fiber expansion plans.

Risks Related to the Development and Manufacture of Product Candidates Developed Using Our Microbiome Technology

Our intellectual property portfolio is based on microbiome therapeutics, which is a newly approved approach to therapeutic intervention.

Our intellectual property portfolio is based on microbiome therapy, a therapeutic approach that is designed to treat disease by restoring the function of a dysbiotic microbiome. At this time, we are aware of only two products that have received regulatory approval for a therapeutic based on this approach, and we are not yet aware of its degree of commercial success. With such limited precedent, we cannot be certain that this approach will lead to the development of additional approvable or marketable products. In addition, the efficacy potential of product candidates developed using microbiome technology may vary based on indication and use in different patient populations including geographical areas. Finally, the FDA or other regulatory agencies may have limited experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process or evolving FDA standards and guidance, increase expected development costs for developers of microbiome therapeutics and delay or prevent commercialization of product candidates developed using our microbiome technology. Regulatory requirements governing microbiome therapies are still developing and may change in the future. Regulatory authorities and advisory groups, and the new guidelines they promulgate, may lengthen the regulatory review process, require developers of microbiome therapeutics to perform additional preclinical studies or clinical trials, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of product candidates developed using microbiome technology or lead to significant post-approval limitations or restrictions.

Microbiome therapies in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. The success of microbiome therapeutic product candidates, if approved, will depend upon physicians who specialize in the treatment of diseases targeted by product candidates developed using microbiome technology, prescribing potential treatments that involve the use of product candidates developed using microbiome technology in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. The success of microbiome therapeutic product candidates, if approved, will also depend on consumer acceptance and adoption of any such commercialized products. Adverse events in non-IND human clinical studies and clinical trials of product candidates developed using microbiome therapeutics, as well as any other adverse findings that may arise in connection with the continued research and development in the microbiome field, could result in negative publicity and a decrease in demand for any microbiome therapeutic product. In addition, responses by the federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit the ability of any of our current or future partners and collaborators, and the ability of others developing therapeutic candidates using our microbiome technology, to successfully develop or commercialize any product candidates, obtain or maintain regulatory approval, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of or demand for product candidates developed using microbiome technology and could harm the value and marketability of our intellectual property as a whole.

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

Any of these events could prevent the developers of any product candidate developed using our microbiome technology from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent the generation of significant revenue from the sale of such product candidate, if approved. Any such occurrence may have negative implications for the future development potential of product candidates developed with our microbiome technology and could harm the value and marketability of our intellectual property as a whole would have a material adverse effect on our business, financial condition and results of operations.

Although we discontinued the PRISM4 trial and withdrew our IND for CP101, we remain subject to limited ongoing regulatory obligations, which may result in additional expense, and we may be subject to penalties if we failed to comply with previously applicable requirements or fail to comply with the limited continuing regulatory requirements or experience unanticipated problems.

Although we discontinued the PRISM4 trial and withdrew our IND application for CP101, as the sponsor of clinical trials and IND holder, we remain subject to regulation. Our failure or the failure of our third-party contractors to comply with the applicable regulatory requirements of the FDA or other applicable governmental authorities at any time, including continuing requirements related to records retention, among other things, may subject us to administrative or judicial sanctions, which could have a material adverse effect on our business, financial condition and results of operations and could harm the value and marketability of our intellectual property as a whole.

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

In addition, serious adverse events or deaths in other clinical trials involving the microbiome, or in clinical trials involving similar therapeutic approaches, even if not ultimately attributable to products developed using our microbiome technology, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of such product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates and could harm the value and marketability of our intellectual property as a whole.

Even if products developed using our microbiome technology achieve market acceptance, the developers of such products may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received, are more cost effective or render such products obsolete.

We may become exposed to costly and damaging liability claims, either when product candidates developed using our microbiome technology are tested in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. While we currently have no products that have been approved for commercial sale, our product candidates and product candidates developed using our microbiome technology have been used in clinical trials, and from 2017 to 2019, we manufactured fecal microbiota transplantation materials, produced to specifications defined by OpenBiome, that were distributed and sold by OpenBiome for use under its interpretation of the FDA’s policy of enforcement discretion for CDI not responding to standard therapies and for use in clinical research. This past use, as well as any future use of product candidates developed using our microbiome technology by our collaborators and partners, including through investigator-sponsored trials with academic institutions, and the potential sale of any approved products in the future, may expose us to liability claims. The FDA may not agree with OpenBiome’s interpretation or application of the FDA’s enforcement discretion policy to its product distribution activities, including its distributions to clinical sites without an IND in place with the FDA. These claims might be made by patients who use or have used our products and product candidates, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend. Although we discontinued the PRISM4 trial and withdrew our IND for CP101, if any of our product candidates were to have caused adverse side effects during clinical trials, we may be exposed to substantial liabilities. Regardless of the merits or eventual outcome, liability claims may result in:

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

Should any of the events described above occur, this could have a material adverse effect on our business, financial condition and results of operations and could harm the value and marketability of our intellectual property as a whole.

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

If we or our third-party manufacturers and suppliers failed to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

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

We have in the past supplied, and expect to continue to supply, and otherwise support, third-party research, including investigator-sponsored clinical trials with academic and private non-academic institutions, such as an ongoing investigator-sponsored trial for the evaluation of CP101 in ulcerative colitis at Brigham and Women’s Hospital and our licensing relationship with the University of Minnesota, or UMN, pursuant to which UMN is conducting multiple investigator-sponsored clinical trials using a microbiome product candidate comprised of compositions to which we hold an exclusive license. Because we will not be the sponsor of these investigator-sponsored trials, we have less control over the protocols, administration or conduct of these trials, including any follow-up with patients and ongoing collection of data after treatment. The conduct or findings of these trials may have a negative impact on the value of our intellectual property portfolio, notwithstanding that we have little involvement or control over these trials. As a result, we are subject to additional risks associated with the way investigator-sponsored trials are conducted. In particular, we may be named in lawsuits that could lead to increased costs associated with legal defense. Additional risks include difficulties or delays in communicating with investigators or administrators, procedural delays and other timing issues and difficulties or differences in interpreting data.

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

We are reliant upon licenses to certain patent rights and proprietary technology for the development of our product candidates, in particular our license agreements with UMN and Skysong Innovations LLC, or Skysong. These license agreements impose diligence, development and commercialization timelines and milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations, our licensors may have the right to terminate our licenses, in which event we might not be able to develop, manufacture or market any product that is covered by the intellectual property we in-license from such licensor, may lose rights to sub-license certain patents, and may face other penalties. Such an occurrence would materially adversely affect our business prospects. Further, a licensor’s decision to terminate a patent license could have a material adverse impact on the likelihood of success in any litigation involving such patents, including any ongoing litigation. In 2023, we amended the UMN Agreement with respect to certain commercialization obligations.

In particular, if we fail to comply with our obligations under our license agreements, including as a result of our decision to shift our focus towards realizing the value of our intellectual property estate and other assets, we may lose our patent rights with respect to such agreement on a territory-by-territory basis, which would affect our patent rights worldwide.

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

The patent prosecution process is expensive and time-consuming. We may not be able to prepare, file and prosecute all necessary or desirable patent applications, or may be unable to or elect not to maintain all necessary or desirable patents, at a commercially reasonable cost or in a timely manner or in all jurisdictions. It is also possible that we may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Moreover, depending on the terms of any future in-licenses to which we may become a party, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining the security of our information technology systems. While we have confidence in these individuals, organizations and systems, our agreements or security measures may be breached, and we may not have adequate remedies for any breach. Also, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA is considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Third parties may initiate legal proceedings alleging that we or a collaboration partner are infringing their intellectual property rights, or initiate challenges to the validity of our patents in administrative proceedings before various patent offices, including inter-partes review, or IPR, proceedings before the United States Patent and Trademark Office, the outcome of which would be uncertain and could have a negative impact on the success of our business.

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

We are aware of an issued U.S. patent containing claims which, if valid and enforceable, could be construed to cover CP101. While we believe that the granted claims within this third party patent may not be valid, may not be construed to cover our products and/or that they may be reasonably challenged for validity, there can be no assurance that any such challenge would be successful. If we or a collaboration partner are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us or a collaboration partner from manufacturing and commercializing certain product candidates, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

We may be subject to claims that our former employees, current employee, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have employed individuals who were previously employed at other biotechnology or biopharmaceutical companies. Our current employee was previously employed at other biopharmaceutical companies. In addition, we use publications that are subject to copyright, as well as proprietary information and materials from third parties in our research. Some of the information and materials we use from third parties may be subject to agreements that include restrictions on use or disclosure. Although we strive to ensure proper safeguards, we cannot guarantee strict compliance with such agreements, nor can we be sure that our employees, consultants and advisors do not use proprietary information, materials, or know-how of others in their work for us. We may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our future patents. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

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

In addition, we have decided, in some cases, and may in the future decide to abandon national and regional patent applications before they are granted. The examination of each national or regional patent application is an independent proceeding. As a result, patent applications in the same family may issue as patents in some jurisdictions, such as in the United States, but may issue as patents with claims of different scope or may even be refused in other jurisdictions. It is also quite common that depending on the country, the scope of patent protection may vary for the same product candidate or technology. For example, certain jurisdictions do not allow for patent protection with respect to method of treatment.

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

We maintain a large quantity of sensitive information, including confidential business and personal information gathered in connection with the conduct of our clinical trials and related to our employees, and we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws, the requirements of which sometimes evolve with amendments, regulations and case law, can be subject to varying interpretations. In addition, new laws regulating privacy and data security continue to be passed in jurisdictions all over the world. In May 2018, the General Data Protection Regulation, or the GDPR, took effect in the European Economic Area, or the EEA. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

In addition, within the United States, states regularly adopt new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. In addition, other states may propose or enact laws that are similar to the CCPA as part of a trend toward more stringent privacy legislation in the United States.

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

Our current employee, consultants, contractors and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employee, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

We have received a notification of delisting from The Nasdaq Global Select Market and we may be unsuccessful in our appeal of the delisting determination. In addition, our shares of common stock may also be delisted from the Nasdaq Global Select Market if we do not satisfy Nasdaq’s rules requiring that we maintain a minimum market value of publicly held shares of the Company’s common stock of $5.0 million. The delisting of the Company’s shares of common stock from the Nasdaq Global Select Market could result in, among other things, less liquidity for holders of shares of our common stock and a decline in the price of our common stock.

On February 16, 2024, we received a determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that it believes that, as a result of our decision in January 2023 to re-orient our business strategy, including by discontinuing our Phase 3 clinical trial of CP101 in recurrent CDI and focusing on realizing the value of our intellectual property estate and other assets, the Company is a “public shell” under the Nasdaq criteria. As such, the Nasdaq Listing Qualifications Department determined the continued listing of our common stock on the Nasdaq Global Select Market (“Nasdaq GSM”) is no longer warranted. We dispute the Nasdaq’s determination and have taken the necessary steps to appeal the Nasdaq Listing Qualifications Department’s determination to delist our securities by requesting a hearing before a Nasdaq Listing Qualifications Panel (the “Listing Panel”) and tendering the appropriate fee. Our common stock will continue to trade on the Nasdaq GSM until our appeal is adjudicated before the Listing Panel. A hearing before the Listing Panel is scheduled for April 23, 2024 and we expect a decision from the Listing Panel within or up to thirty (30) days of the hearing. However, there can be no assurances that our appeal will be successful.

In addition, the listing standards of the Nasdaq GSM require, among other things, that the Company maintain a minimum market value of publicly held shares of the Company’s common stock of $5.0 million for continued inclusion on the Nasdaq GSM pursuant to Nasdaq Listing Rule 5450(b)(1)(C) (the “MVPHS Rule”). On November 15, 2023 we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of Nasdaq notifying us that, for the last 35 consecutive business days, the market value of our publicly held shares of the Company’s common stock did not meet the requirement of the MVPHS Rule.

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have until May 13, 2024 in which to regain compliance with the MVPHS Rule. To regain compliance, the market value of our publicly held shares must meet or exceed $5.0 million for a minimum of 10 consecutive business days prior to May 13, 2024, unless Nasdaq exercises its discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance within the compliance period, Nasdaq will provide written notification to us that our common stock will be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing. We intend to monitor the trading activity of our common stock and will consider the various options available to us if our common stock does not trade at a level that is likely to regain compliance, including that we may consider applying to transfer the common stock to the Nasdaq Capital Market. There can be no assurance that we will be able to regain compliance or that we will be able to maintain our Nasdaq listing.

In the event that we are unable to satisfy the continued listing standards of the Nasdaq GSM, our common stock may be delisted from that market. Any delisting of our common stock from the Nasdaq GSM could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

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

An active trading market for our common stock may not be sustained and you may not be able to resell your shares of our common stock at an attractive price, if at all.

Although our common stock is currently listed on The Nasdaq GSM, we cannot assure you that an active trading market for our shares will be sustained. If an active market for our common stock does not develop or is not sustained, it may be difficult for you to sell shares you purchased at an attractive price or at all. An inactive market may also impair our ability to raise capital to continue to fund our operations by selling our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

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
outcome of current litigation;
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

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may limit the ability of new investors to influence significant corporate decisions.

As of December 31, 2023, our executive officers, directors and beneficial owners of 5% or more of our common stock and their respective affiliates beneficially owned approximately 40% of our outstanding common stock. As a result, if some or all of these parties acted as a group, they would be able to significantly influence matters requiring approval by our stockholders, including the election and removal of directors, any merger, consolidation, or sale of all or substantially all of our assets, and other significant corporate transactions. Some of these persons or entities may have interests different than yours.

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

We must provide a management certification of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. This certification states the responsibility of our management to establish and maintain an adequate internal control structure and procedures for financial reporting and also contains an assessment of the effectiveness of our internal control over financial reporting. The process of building our accounting and financial functions and infrastructure has required and will continue to require significant professional fees, internal costs and management efforts. For example, we have outsourced our financial reporting functions, and we rely on consultants or external service providers to assist with our financial reporting, and to provide services related to our finance function, including with respect to the evaluation and documentation of our system of internal controls functions. Any disruptions or difficulties in maintaining the services provided by outside consultants or financial service providers, or in implementing or using our accounting and financial functions and infrastructure, could adversely affect our system of internal controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

In the ordinary course of our business, we and our third-party service providers collect, maintain and transmit sensitive data on our networks and systems, including with respect to our intellectual property and proprietary or confidential business information (such as research data and personal information). The secure maintenance of this information is critical to our business and reputation. In addition, we are dependent on the functioning of our information technology infrastructure to carry out our business processes. While we have adopted administrative, technical and physical safeguards to protect such systems and data, our systems and those of third-party service providers may be vulnerable to a cyber-attack.

We have adopted processes designed to identify, assess and manage material risks from cybersecurity threats. Those processes include responding to internal and external threats to the security, confidentiality, integrity and availability of our data and information systems. We may detect potential vulnerabilities and anomalies through our technical safeguards and we have adopted policies relating to the notification of and response to cybersecurity incidents.

We rely on third parties, including cloud vendors, for various business functions. Our third-party services providers have access to our information systems and data, and we rely on such third parties for the continuous operation of our business operations. We oversee third-party service providers by conducting diligence when onboarding vendors. Vendors are assessed for risk based on the nature of their service, and access to our data and systems and, based on that assessment, we may conduct additional diligence including security questionnaires and other technical evaluations.

Our Board of Directors has established oversight mechanisms to manage risks from cybersecurity threats. Our Audit Committee has primary responsibility for oversight of cybersecurity. Our Audit Committee will report from time to time, as necessary, to the Board on these matters. At the management level, our cybersecurity program is managed by our Chief Executive Officer, who reports to the Board, with the assistance of a third-party vendor.

Although we have experienced minor cybersecurity incidents in the past, as of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. A cybersecurity incident may materially affect our business, results of operations or financial condition, including where such an incident results in reputational, competitive or business harm, loss of intellectual property rights, significant costs or the Company being subject to government investigations, litigation, fines or damages. For more information, see “Our internal computer systems, or those of any of our current or future collaborators and strategic partners or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption and our ability to operate our business effectively.”

Item 2. Properties.

While our one employee works remotely, we lease and maintain our primary office at 75 State Street, Suite 100, Boston, Massachusetts, which is a shared/virtual office facility. In addition, we lease approximately 61,139 square feet of office and laboratory space in Charlestown, Massachusetts, which we are currently subleasing out to two subtenants for three-year terms (see Note 5). We believe that this facility will be adequate for our near-term needs.

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

11,541,080, or the ’080 Patent, and 11,491,193, or the ’193 Patent. On February 7, 2023 Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 Patent and ’193 Patent. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that we lack standing to sue as to the ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, we do not own them and therefore do not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents. On December 8, 2023, both parties filed dispositive motions asking the Court to resolve certain aspects of the case in advance of the jury trial. On February 21, 2024, the Company received a notice that the U.S. District Court for the District of Delaware issued an order resetting the trial date from May 20, 2024 to August 5, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “FNCH” on the Nasdaq Global Select Market and has been publicly traded since March 19, 2021. Prior to this time, there was no public market for our common stock. On March 20, 2024, the closing price of our common stock on The Nasdaq Global Select Market was $2.74 per share.

Holders of Our Common Stock

As of March 20, 2024, there were approximately 66 stockholders of record of shares of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder.

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

Overview

We are a microbiome technology company with a portfolio of intellectual property and microbiome assets. Our objectives are to realize the value of our intellectual property estate through licensing our technology to collaboration partners and enforcing our patent rights against infringing parties through intellectual property litigation and, in certain cases, to generate additional data on selected product candidates through academic collaborations. We have a robust intellectual property estate reflecting our pioneering role in the microbiome therapeutics field, including more than 113 issued U.S. and foreign patents with relevance for both donor-derived and donor-independent microbiome therapeutics in a range of potential indications. Our assets include CP101, an investigational, orally administered microbiome candidate designed for the prevention of recurrent C. difficile infection, or CDI, with positive clinical data from a Phase 2 randomized, placebo-controlled trial and a Phase 2 open-label trial, and pre-clinical assets that are designed to target ulcerative colitis, Crohn’s disease, and autism spectrum disorder. Additionally, we have developed a significant biorepository of strains and samples.

In January 2023, we began focusing on realizing the value of our intellectual property estate and other assets. We have significantly scaled back our expenses by winding down our clinical development efforts, including liquidating certain of our assets, terminating vendor contracts and reducing headcount, and we now focus on realizing the value of our intellectual property and other assets, or, collectively, the 2023 Business Initiatives. This decision came after an assessment by our management team and board of directors of multiple factors, including our outlook for identifying a commercial partner, slower than anticipated enrollment in the PRISM4 trial, the harmful impact of what we believe is the ongoing unauthorized use of our intellectual property, and broader sector trends in the biotechnology industry.

We do not currently expect to be able to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of common and convertible preferred stock, our previous loan agreement with Hercules Capital and from collaboration revenue.

Since our inception, we have incurred significant operating losses. Our net losses were $74.8 million and $114.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $350.4 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

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

Until January 2023, we were a clinical-stage microbiome therapeutics company using our Human-First Discovery platform to develop a novel class of orally administered biological drugs. The microbiome consists of trillions of microbes that live symbiotically in and on every human and are essential to our health. When key microbes are lost, the resulting microbiome disruption can increase susceptibility to immune disorders, infections, neurological conditions, cancer and other serious diseases. We developed our Human-First Discovery platform to use reverse translation to identify diseases of microbiome disruption and to design microbiome therapeutics that address them. We were previously developing CP101 as an orally administered complete microbiome therapeutic designed for the prevention of recurrent CDI. While we believe that CP101 has therapeutic potential in both CDI and other indications, on January 24, 2023, we announced our decision to discontinue PRISM4.

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

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not generated any revenue from product sales and do not expect to generate any revenue from the sale of licensed products for the foreseeable future. Our revenue to date has been generated primarily through collaboration and license agreements. We recognize revenue over our expected performance period under each agreement. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate. Additionally, we will continue to earn royalties under our Asset Purchase Agreement, dated as of November 19, 2020, or the OpenBiome Agreement, with Microbiome Health Research Institute, Inc., doing business as OpenBiome, or OpenBiome, based on sales of fecal microbiota transplantation ("FMT"), materials, which we receive as reimbursement for the payment of third-party license fees.

Collaboration and License Agreement with Takeda

We were party to a research collaboration and exclusive license agreement, or, as amended and restated, the Takeda Agreement, with Takeda, pursuant to which we granted Takeda a worldwide, exclusive license, with the right to grant sublicenses, under our rights in certain patents, patent applications and know-how to develop, have developed, manufacture, have manufactured, make, have made, use, have used, offer for sale, sell, have sold, commercialize, have commercialized and import our microbiome therapeutic candidate FIN-524, for the prevention, diagnosis, theragnosis or treatment of diseases in humans. In August 2022, we received written notice from Takeda that, following a review of its pipeline, Takeda had elected to exercise its right to terminate the Takeda Agreement, which became effective on November 17, 2022 and the license rights granted to Takeda terminated. In October 2022, the Takeda Agreement was amended to allow the Company to use commercially reasonable efforts to continue certain development activities for no more than $0.1 million. The Company completed the development in March 2023. Revenue earned under the Takeda Agreement was recognized as our research and development, or R&D services were provided and was recorded as collaboration revenue on our consolidated statement of operations.

Agreements with OpenBiome

We are party to a LMIC License Agreement, or the LMIC Agreement, with Microbiome Health Research Institute, Inc., or OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The only consideration provided to us under the LMIC Agreement is in the form of potential future royalties on net sales of these products. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We did not recognize any revenue related to the LMIC Agreement for the years ended December 31, 2023 and 2022, as there are currently no products available for sale.

We were also party to an asset purchase agreement, or the OpenBiome Agreement, with OpenBiome which entitles us to royalties which serve as reimbursement for third party license fees, based on sales of FMT materials. We did not recognize any revenue related to the OpenBiome Agreement for the years ended December 31, 2023 and 2022, as there were no sales of FMT materials.

Operating Expenses

R&D Expenses

Until January 2023, R&D activities were central to our business model. As a result of our 2023 Business Initiatives, we do not currently expect to be able to progress any product candidate through clinical trials or commercial approval.

R&D expenses primarily consisted of costs incurred for research activities, including discovery and development efforts. We expense R&D costs as incurred, which include:

•
salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in R&D functions;
•
upfront, milestone and maintenance fees incurred under license, acquisition and other third-party agreements;
•
costs of laboratory supplies and acquiring, developing and manufacturing study materials;
•
facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs; and
•
costs of outside consultants engaged in R&D functions, including their fees and related travel expenses

Costs for external development activities have been recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities were based on the terms of the individual agreements and were reflected in our consolidated financial statements as prepaid or accrued R&D expenses. Nonrefundable advance payments for goods or services received for future use in R&D activities were recorded as prepaid expenses and expensed as the related goods were delivered or the services were performed. We have not allocated costs to specific R&D programs because these costs were deployed across multiple product programs and, as such, were classified as costs of our platform research.

General and Administrative Expenses

We expect that our general and administrative expenses will decrease in the foreseeable future due to reducing our headcount to one full time employee. We expect to continue to incur expenses associated with being a public company, including costs for accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs, and investor and public relations costs.

General and administrative expenses have primarily consisted of salaries and other related costs, including stock-based compensation for non R&D personnel. General and administrative expenses have also included professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Impairment of Goodwill and IPR&D

Goodwill and in-process R&D, or IPR&D, intangibles were evaluated for impairment annually on October 1, or more frequently if events or changes in circumstances indicated that the asset might be impaired. Factors we considered important, on an overall company basis, that could trigger an impairment review included significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired asset or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the Company’s single reporting unit was compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, the Company recorded an impairment loss to the extent that the carrying value of goodwill exceeded its fair value.

To conduct impairment tests of IPR&D intangible assets, the fair value of the asset was compared to its carrying value. If the carrying value exceeded its fair value, the excess was recorded as an impairment loss. We estimated the fair value for our IPR&D asset using discounted cash flow valuation models, which required the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates.

Impairment of Long-Lived Assets

Impairment of long-lived assets in 2023 consists of costs attributable to the cease of use of laboratory equipment, leasehold improvements, and software associated with program development, as it was determined that certain long-lived assets would no longer be used following our 2023 Business Initiatives, which discontinued the Company’s Phase 3 clinical trial in CP101.

Impairment of long-lived assets in 2022 consists of an impairment of the ROU asset related to the Hood Lease as the rental income pursuant to our sublease agreements was forecasted to be less than the forecasted rent expense.

Restructuring Expense

Restructuring expense consists of costs directly incurred as a result of restructuring initiatives, and includes one-time severance payments, healthcare coverage, outplacement services and related expenses as well as contract cancellation costs.

Total Other Income, Net

Interest Income, Net

Interest income primarily consists of interest earned on our cash and cash equivalents. Interest expense consisted primarily of interest on borrowings under our Loan and Security Agreement, dated as of May 11, 2022, with Hercules Capital, Inc., or the Loan Agreement, which was paid in full on January 25, 2023.

Gain on Lease Termination

Gain on lease termination relates to the gain realized when we terminated our Inner Belt Road Lease during the year ended December 31, 2023.

Loss on Loan Extinguishment

Loss on loan extinguishment relates to the loss realized when we voluntarily paid off all outstanding amounts under our Loan Agreement during the year ended December 31, 2023.

Gain (Loss) on Sale and Disposal of Fixed Assets, Net

Gain (Loss) on sale and disposal of fixed assets relates to the gain (loss) realized when we sold, donated, or abandoned property and equipment, other than certain office furniture and fixtures, during the year ended December 31, 2023, as well as selling certain lab equipment during the year ended December 31, 2022.

Sublease and Other Income, Net

Sublease and other income, net consists primarily of sublease income.

Results of Operations

Comparison of the Year Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
REVENUE:
Collaboration revenue	$107	$861
Total revenue	107	861
OPERATING EXPENSES:
Research and development	7,199	52,863
General and administrative	26,910	36,192
Impairment of goodwill	—	18,057
Impairment of in-process research and development	32,900	—
Impairment of long-lived assets	13,141	6,926
Restructuring expense	3,818	2,416
Total operating expenses	83,968	116,454
Net loss from operations	(83,861)	(115,593)
OTHER INCOME, NET:
Interest income, net	1,570	252
Gain on lease termination	752	—
Loss on loan extinguishment	(1,366)	—
Gain (loss) on sale and disposal of fixed assets, net	637	(7)
Sublease and other income	4,053	702
Total other income, net	5,646	947
Loss before income taxes	(78,215)	(114,646)
Income tax benefit	3,461	—
Net loss	$(74,754)	$(114,646)

Revenue

Revenue of $0.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively, primarily consisted of collaboration revenue earned under the Takeda Agreement. Our collaboration revenue decreased by $0.8 million due to Takeda terminating the agreement in November 2022. The 2023 revenue related to certain development activities that were allowed to continue after the termination and were completed in March 2023.

Research and Development Expenses

The following table summarizes our R&D expenses for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Increase (Decrease)
CDI	$3,972	$14,966	$(10,994)
Autism Spectrum Disorder (ASD)	71	5,022	(4,951)
Platform	489	22,278	(21,789)
Other	2,667	10,597	(7,930)
	$7,199	$52,863	$(45,664)

R&D expenses for the year ended December 31, 2023, were $7.2 million, as compared to $52.9 million for the year ended December 31, 2022. The $45.7 million decrease was driven by our decision to significantly scale back our expenses by winding down our development efforts, which included liquidating certain of our assets, terminating vendor contracts, reducing headcount and shifting our business focus to realizing the value of our intellectual property and other assets.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022	Increase
Professional fees	$13,662	$13,517	$145
Facilities and supplies	5,973	3,946	2,027
Personnel expenses (including stock-based compensation)	3,657	11,969	(8,312)
Other expenses	3,618	6,760	(3,142)
	$26,910	$36,192	$(9,282)

General and administrative expenses were $26.9 million for the year ended December 31, 2023, as compared to $36.2 million for the year ended December 31, 2022. The decrease of $9.3 million was primarily due to an $8.3 million decrease in personnel expenses due to the reduction in headcount to one full time employee and a $3.1 million decrease in other expenses primarily driven by our decision to significantly scale back our operations. These decreases were partially offset by a $2.0 million increase in facilities and supplies primarily due to the increase in rent expense related to the commencement of the 10-year lease agreement with Hood Park LLC in May of 2022.

Impairment of Goodwill

No impairment charge to goodwill was recognized for the year ended December 31, 2023. For the year ended December 31, 2022, we recognized a goodwill impairment charge of $18.1 million, as the fair value of the Company’s reporting unit was determined to be less than its carrying value, primarily due to our market capitalization declining below our net book value.

Impairment of IPR&D

We recognized an IPR&D impairment charge of $32.9 million for the year ended December 31, 2023 as the IPR&D asset was determined to be less than its carrying value. There was no IPR&D impairment charge for the year ended December 31, 2022.

Impairment of Long-Lived Assets

We recognized an impairment charge to long-lived assets of $13.1 million for the year ended December 31, 2023, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used. We recognized an impairment charge to long-lived assets of $6.9 million for the year ended December 31, 2022 as it was determined that our ROU asset related to the Hood Lease was impaired. This resulted because the rental income pursuant to our sublease agreements was forecasted to be less than the forecasted rent expense.

Restructuring Expense

Restructuring expense for the year ended December 31, 2023 was $3.8 million, compared to $2.4 million for the year ended December 31, 2022. The increase of $1.4 million is due to the costs associated with the implementation of certain expense reduction measures in January 2023 being higher than expenses associated with expense reduction measures, which occurred in both April and September of 2022. Refer to Note 7 within the consolidated financial statements for further information.

Other Income, Net

Total other income, net was $5.6 million for the year ended December 31, 2023, compared to $0.9 million for the year ended December 31, 2022. The increase of $4.7 million was primarily driven by higher sublease income of $3.3 million, a $0.9 million decrease in interest expense primarily resulting from paying off our loan balance with Hercules Capital, Inc. in January 2023 and higher interest income of $0.4 million earned on our cash equivalents due to higher interest rates, partially offset by the decrease in interest earning assets. In addition, for the year ended December 31, 2023, there was a loss on loan extinguishment of $1.4 million, which was almost entirely offset by an $0.8 million gain on the termination of our Inner Belt Road Lease and $0.6 million gain on the sale of fixed assets.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2023 reflects the full removal of the deferred tax liability associated with the IPR&D that was written off and treated as a discrete item in the tax provision. No income tax benefit was recorded for the year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We do not currently expect to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate. We have funded our operations primarily through equity financings, the Loan Agreement, and from collaboration revenue. We have raised an aggregate of $118.8 million in net proceeds from the sale and issuance of common stock, approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue from the upfront payment and milestone payments received under our collaboration agreement with Takeda, which was terminated in 2022. In May 2022, we borrowed $15.0 million under the Loan Agreement, and subsequently, in January 2023, we voluntarily paid off all outstanding amounts.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net cash used in operating activities	$(31,505)	$(74,851)
Net cash provided by (used in) investing activities	1,327	(2,182)
Net cash (used in) provided by financing activities	(16,155)	14,873
Net decrease in cash and cash equivalents, and restricted cash	$(46,333)	$(62,160)

Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $31.5 million compared to $74.9 million in 2022. The decrease in cash used in operating activities is primarily due to significantly scaling back our expenses by winding down our development efforts, terminating vendor contracts and reducing headcount. During the year ended December 31, 2022, cash used in operating activities was primarily related to employee compensation expenses, consulting fees and legal and other professional costs. During the year ended December 31, 2023, significantly less cash was used as a result of our 2023 Business Initiatives.

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities of $1.3 million was due to selling certain property and equipment following the winding down our development efforts. During the year ended December 31, 2022 we used $2.2 million as we were purchasing property and equipment.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities of $16.2 million was primarily due to the repayment of amounts borrowed under the Loan Agreement as well as related prepayment and final payment fees. Obtaining this financing during the year ended December 31, 2022 resulted in $14.9 million of net cash provided by financing activities in 2022.

Funding Requirements

As of December 31, 2023, our unrestricted cash and cash equivalents were $25.1 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into 2025; however, our anticipated cash expenditures and funding requirements are largely dependent upon the outcome of our ongoing litigation against Rebiotix, which is scheduled to go to trial in August 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We expect to continue to incur significant losses for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

Material Cash Requirements

The following table summarizes our short and long-term cash commitments as of December 31, 2023 (in thousands):

	Total	Due within one year	Due later than one year
Lease commitments	$42,401	$4,795	$37,606
License agreements	540	30	510
Total	$42,941	$4,825	$38,116

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Lease Commitments

We have entered into operating leases for rental space in Charlestown, Massachusetts (see Note 5 to our annual consolidated financial statements appearing elsewhere in this Annual Report). The table above includes future minimum lease payments under the non-cancelable lease arrangements.

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

Upon product commercialization, we will be required to pay minimum royalties of $20,000 under an agreement for patents owned by Arizona State University. We are also obligated to make regulatory milestone payments to OpenBiome aggregating up to $6.0 million upon the achievement of regulatory approvals, and sales-based milestone payments of up to $20.0 million upon the achievement of certain net sales criteria. We are obligated to pay to OpenBiome a low single digit royalty on net sales of licensed natural products by us and our affiliates and a high single digit percentage of certain sublicensing revenue (including royalties) received in connection with licensed natural products. These royalties are calculated on a product-by-product and country-by-country basis. See the sections titled “Business—Our Collaborations and License Agreements” and “Business—Agreements with OpenBiome” elsewhere in this Annual Report as well as Note 10 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

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

Goodwill and Acquired IPR&D

Goodwill is the amount by which the purchase price of acquired net assets in a business combination exceeded the fair values of net identifiable assets on the date of acquisition. Acquired IPR&D represents the fair value assigned to R&D assets that we acquire that have not been completed at the date of acquisition or are pending regulatory approval in certain jurisdictions. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. Our IPR&D was considered an intangible asset with an indefinite life.

Goodwill and IPR&D were evaluated for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors we considered important, on an overall company basis, that could trigger an impairment review included significant underperformance relative to historical or projected future operating results, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a reduction of our market capitalization relative to net book value.

To conduct impairment tests of goodwill, the fair value of the reporting unit was compared to its carrying value. If the reporting unit’s carrying value exceeded its fair value, we recorded an impairment loss to the extent that the carrying value of goodwill exceeded its implied fair value.

To conduct impairment tests of IPR&D, the fair value of the IPR&D asset was compared to its carrying value. If the carrying value exceeded its fair value, we recorded an impairment loss to the extent that the carrying value of the IPR&D asset exceeded its fair value. We estimated the fair value for our IPR&D asset using discounted cash flow valuation models, which required the use of significant estimates and assumptions, including, but not limited to, estimating the timing of and expected costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows from product sales resulting from completed projects and in-process projects, and developing appropriate discount rates.

In the third quarter of 2022, management identified factors that could trigger impairment including a sustained decline in the Company’s stock price, resulting in a reduction of the Company’s market capitalization below net book value. As a result of the triggering event identified, management performed an interim impairment test of goodwill and IPR&D as of September 30, 2022 and the fair value of the Company’s reporting unit was less than its carrying value, resulting in a full goodwill impairment charge of $18.1 million. The fair value of the Company’s IPR&D asset at September 30, 2022 exceeded its carrying value, resulting in no impairment.

As a result of our January 2023 decision to discontinue our Phase 3 clinical trial of CP101 in recurrent CDI, which was an impairment indicator, management performed an impairment test of IPR&D as of December 31, 2022. The fair value of the IPR&D asset as of December 31, 2022 exceeded its carrying value, resulting in no impairment. Management performed another interim impairment test of IPR&D as of March 31, 2023, which indicated that the fair value of the Company’s IPR&D asset was less than its carrying value, resulting in a full impairment charge of $32.9 million.

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

As a result of our January 2023 decision to discontinue our Phase 3 clinical trial of CP101 and to significantly reduce our workforce, both of which are impairment indicators, management performed an interim impairment test of long-lived assets as of March 31, 2023. Management’s assessment for the impairment of long-lived assets indicated that certain equipment, leasehold improvements, and software associated with program development would no longer be used, resulting in a full impairment charge of $13.1 million during the first quarter of 2023.

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

Interest Rate Risk

As of December 31, 2023, we had unrestricted cash and cash equivalents of $25.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in money market fund accounts as well as interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. Due to the conservative nature of our investment portfolio, which is predicated on capital preservation of investments with short-term maturities, we do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore, we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

We have been affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our Loan Agreement. As of December 31, 2022, borrowings under our Loan Agreement totaled $15.0 million with an average interest rate of 8.71%. On January 25, 2023, we voluntarily prepaid all outstanding principal, accrued and unpaid interest, fees, costs and expenses under our Loan Agreement. As of December 31, 2023, we had no debt outstanding subject to interest rate variability. See Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our borrowings.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Finch Therapeutics Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Finch Therapeutics Group, Inc (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company for the year ended December 31, 2022, before the effects of the retrospective adjustments to apply the change in presentation related to the reverse stock split discussed in Note 1 to the consolidated financial statements, were audited by other auditors, whose report, dated March 23, 2023, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2022 financial statements to retrospectively apply the change in presentation for the reverse stock split as discussed in Note 2 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements as a whole.

Emphasis of a Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, and has negative cash flows from operations and will need additional funding to continue operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We have served as the Company’s auditor since 2023.

Boston, Massachusetts

March 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Finch Therapeutics Group, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 1 to the consolidated financial statements, the accompanying consolidated balance sheets of Finch Therapeutics Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) (the 2022 financial statements before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 1 to the financial statements are not presented herein). In our opinion, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 1 to the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments related to the reverse stock split discussed in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Going Concern

The 2022 financial statements were prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company's recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around the shift in business strategy, raised substantial doubt about its ability to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 23, 2023

We began serving as the Company's auditor in 2020. In 2023, we became the predecessor auditor.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	DECEMBER 31, 2023	DECEMBER 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,124	$71,038
Accounts receivable	—	144
Prepaid expenses and other current assets	723	3,369
Total current assets	25,847	74,551
Property and equipment, net	594	15,936
Operating right-of-use assets	26,584	32,752
In-process research and development	—	32,900
Restricted cash, non-current	2,348	2,767
Other assets	—	4,033
TOTAL ASSETS	$55,373	$162,939
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$141	$1,097
Accrued expenses and other current liabilities	2,220	10,161
Operating lease liabilities, current	1,723	3,431
Total current liabilities	4,084	14,689
Deferred tax liability	—	3,461
Loan payable, non-current	—	14,653
Operating lease liabilities, non-current	28,403	34,255
Other liabilities	—	170
Total liabilities	32,487	67,228
COMMITMENTS AND CONTINGENCIES (Note 10)
Preferred stock (undesignated), $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value; 200,000,000 shares authorized as of December 31, 2023 and 2022; 1,605,763 and 1,601,717* shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in capital	373,279	371,350
Accumulated deficit	(350,395)	(275,641)
Total stockholders’ equity	22,886	95,711
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,373	$162,939

* Adjusted for the 1-for-30 reverse stock split

See notes to consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2023	2022
REVENUE:
Collaboration revenue	$107	$861
Total revenue	107	861
OPERATING EXPENSES:
Research and development	7,199	52,863
General and administrative	26,910	36,192
Impairment of goodwill	—	18,057
Impairment of in-process research and development	32,900	—
Impairment of long-lived assets	13,141	6,926
Restructuring	3,818	2,416
Total operating expenses	83,968	116,454
Net loss from operations	(83,861)	(115,593)
OTHER INCOME, NET:
Interest income, net	1,570	252
Gain on lease termination	752	—
Loss on loan extinguishment	(1,366)	—
Gain (loss) on sale and disposal of fixed assets, net	637	(7)
Sublease and other income	4,053	702
Total other income, net	5,646	947
Loss before income taxes	(78,215)	(114,646)
Income tax benefit	3,461	—
Net loss	$(74,754)	$(114,646)
Net loss per share attributable to common stockholders—basic and diluted (Note 14)	$(46.59)	$(72.12)
Weighted-average common stock outstanding—basic and diluted *	1,604,549	1,589,584

* The year ended December 31, 2022 is adjusted for the 1-for-30 reverse stock split

See notes to consolidated financial statements.

F-4

FINCH THERAPEUTICS GROUP, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share data)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES*	AMOUNT	CAPITAL	DEFICIT	EQUITY
BALANCE, December 31, 2021	1,583,669	$2	$363,217	$(160,995)	$202,224
Exercise of common stock options	6,278	—	141	—	141
Issuance of common stock under employee stock purchase plan	3,355	—	148	—	148
Vesting of restricted stock units	8,415	—	—	—	—
Stock-based compensation	—	—	7,844	—	7,844
Net loss	—	—	—	(114,646)	(114,646)
BALANCE December 31, 2022	1,601,717	2	371,350	(275,641)	95,711
Vesting of restricted stock units	4,046	—	—	—	—
Stock-based compensation	—	—	1,929	—	1,929
Net loss	—	—	—	(74,754)	(74,754)
BALANCE December 31, 2023	1,605,763	$2	$373,279	$(350,395)	$22,886

* Shares prior to 2023 are adjusted for the 1-for-30 reverse stock split.

See notes to consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED DECEMBER 31,
	2023	2022
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(74,754)	$(114,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,520	5,507
Stock-based compensation expense	1,929	7,844
Impairment of in-process research and development	32,900	—
Impairment of goodwill	—	18,057
Loss on loan extinguishment	1,366	—
Impairment of long-lived assets	13,141	6,926
Gain on lease termination	(752)	—
(Gain) loss on sale and disposal of property and equipment	(637)	7
Non-cash operating lease and interest cost	2,663	3,018
Benefit for deferred income taxes	(3,461)	—
Changes in operating assets and liabilities:
Accounts receivable	143	350
Prepaid expenses and other current assets	2,121	(2,529)
Other non-current assets	4,033	656
Accounts payable	(956)	(2,259)
Accrued expenses and other current liabilities	(7,829)	237
Other non-current liabilities	(170)	50
Operating lease liabilities	(2,762)	1,931
Net cash used in operating activities	(31,505)	(74,851)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds on sale of property and equipment	1,327	—
Purchases of property and equipment	—	(2,182)
Net cash provided by (used in) investing activities	1,327	(2,182)
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from exercise of stock options and issuances under employee stock purchase plan, net	—	289
Proceeds from borrowings under loan agreement, net	—	14,738
Repayment of loan	(15,000)	—
Payment of loan prepayment and termination fee	(1,155)	—
Principal payments on finance lease obligation	—	(22)
Payment of deferred offering costs	—	(132)
Net cash (used in) provided by financing activities	(16,155)	14,873
NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(46,333)	(62,160)
Cash, cash equivalents and restricted cash at beginning of year	73,805	135,965
Cash, cash equivalents and restricted cash at end of year	$27,472	$73,805
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$202	$741
Cash paid in connection with operating lease liabilities	$—	$(268)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment in accounts payable and accrued liabilities	$—	$14
Remeasurement of right-of-use assets	$40	$382
Right-of-use assets obtained in exchange for new operating lease liability	$—	$37,094
Prepaid rent reclassified to right-of-use assets	$—	$7,736
Prepaid rent reclassified to operating lease liability	$525	$—
Right-of-use assets and operating lease liability reduced for lease termination	$3,561	$—

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

The Company is a microbiome technology company with a portfolio of intellectual property and microbiome assets. Presently, the Company’s objectives are to realize the value of its intellectual property estate through licensing its technology to collaboration partners and enforcing its patents rights against infringing parties and, in certain cases, to generate additional data on selected product candidates through academic collaborations. The Company has an intellectual property estate including more than 113 issued U.S. and foreign patents with relevance for both donor-derived and donor-independent microbiome therapeutics in a range of potential indications. Until January 2023, the Company was using its Human-First Discovery platform to develop a novel class of orally administered biological drugs.

Risks and Uncertainties

The Company is subject to a number of risks, including risks related to litigation outcomes, government regulation, intellectual property and dependence on key personnel.

Liquidity

The Company has incurred recurring losses since its inception, including net losses of $74.8 million and $114.6 million for the years ended December 31, 2023 and 2022, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $350.4 million. The Company expects to continue to generate operating losses for the foreseeable future as it attempts to realize the value of its intellectual property estate and other assets.

On January 24, 2023, the Company announced its decision to discontinue its Phase 3 clinical trial of CP101 in recurrent CDI. As a result of this decision, the Company approved and implemented a restructuring plan (the "January 2023 Restructuring") (see Note 7). Also on January 24, 2023, the Company announced its decision to shift the Company’s business strategy to focus on realizing the value of the Company’s intellectual property estate and other assets.

The Company currently forecasts that its unrestricted cash and cash equivalents of $25.1 million as of December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months beyond the date of issuance of the annual consolidated financial statements. However, due to the consideration of certain qualitative factors, including the Company’s recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around its ability to successfully realize the full value of its intellectual property estate and other assets, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Stock Split

On June 9, 2023, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.001, at a ratio of 1-for-30 (the “Reverse Stock Split”). The Reverse Stock Split was reflected on the Nasdaq Global Select Market beginning with the opening of trading on June 12, 2023. Pursuant to the Reverse Stock Split, every 30 shares of the Company’s issued and outstanding shares of common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share of the common stock. The Reverse Stock Split did not change the total number of shares the Company is authorized to issue. The Reverse Stock Split affected all issued and outstanding shares of the Company’s common stock, and the respective numbers of shares of common stock underlying the Company’s outstanding stock options, outstanding restricted stock units (“RSU”) and the Company’s equity incentive plans were proportionately adjusted. All share and per share amounts of the common stock included in the accompanying financial statements have been retrospectively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the pattern and method of recognizing revenue, the accrual of research and development costs, and the annual assessment of impairment of goodwill and in-process research and development assets as well as the assessment of impairment of long-lived assets. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed the federal insurance limit. Restricted cash is not available for immediate business use and is cash the Company holds for specific reasons.

The Company’s cash equivalents, which are funds held in a money market account, are measured at fair value on a recurring basis. The carrying amount of unrestricted cash and cash equivalents was $25.1 million and $71.0 million as of December 31, 2023 and 2022, respectively, which approximates fair value and was determined based upon Level 1 inputs. The money market account is valued using quoted market prices with no valuation adjustments applied and is categorized as Level 1.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in financial institutions in excess of government insured limits. The Company believes that it is not exposed to significant credit risk as its deposits are held at financial institutions that management believes to be creditworthy and the Company has not experienced any losses on these deposits. As of December 31, 2023 and 2022, the Company’s cash and cash equivalents were held with two financial institutions. The Company believes that the market risk arising from its holdings of these financial instruments is mitigated based on the fact that many of these securities are either government-backed or of high credit rating.

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

Goodwill and In-Process Research and Development

Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase or valuation. The Company accounted for goodwill in accordance with Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other ("ASC 350"). In connection with its preparation of the financial statements for the year ended December 31, 2022, management identified factors that could trigger impairment, including management’s decision to discontinue the Company’s Phase 3 clinical trial of CP101 in recurrent CDI, which was announced in January 2023. The Company performed an impairment test, which resulted in all the Company’s goodwill being fully impaired as of December 31, 2022. The discounted cash flow (“DCF”) method was leveraged to calculate the fair value of the Company on an equity level basis for management’s use in goodwill impairment testing procedures. The full impairment charge of $18.1 million is included as a separate charge within operating expenses on the Company’s consolidated statements of operations for the year ended December 31, 2022.

Acquired in-process research and development (“IPR&D”) represents the fair value assigned to research and development assets that the Company acquired that had not been completed at the date of acquisition and was accounted for as an indefinite lived intangible asset in accordance with ASC 350. The value assigned to the acquired IPR&D was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The Company’s IPR&D was comprised of Crestovo’s research and development asset related to CP101.

IPR&D was evaluated for impairment annually on October 1, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Factors the Company considered important, on an overall company basis, that could trigger an impairment review included significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of the acquired asset or the strategy for its overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, or a reduction of its market capitalization relative to net book value.

Management utilized the multi-period excess earnings method (“MPEEM”) to derive the fair value of the CP101 IPR&D asset, which is a variation of the income approach. The MPEEM approach calculates the fair value of an asset or entity by estimating the after-tax cash-flows attributable to an asset or entity, applying contributory asset charges to reflect other tangible and intangible assets being in place to help achieve the subject item’s future cash flows, and then discounting the net cash flows to a present value using a risk-adjusted discount rate.

To conduct impairment tests of IPR&D, the fair value of the IPR&D asset was compared to its carrying value. If the carrying value exceeded its fair value, the Company recorded an impairment to the extent that the carrying value of the IPR&D project exceeds its fair value. The cash flow projections in these fair value analyses for the Company and the CP101 IPR&D consisted of management’s estimates of revenue growth rates and operating margins, taking into consideration historical results in addition to applicable industry and market conditions. The discount rate used in the fair value analysis for the Company was based on a weighted average cost of capital, which represented the weighted average rate a business must pay its providers of debt and equity. The discount rate used in the fair value analysis for the CP101 IPR&D was based on the weighted average cost of capital in addition to consideration of various industry resources for venture capital rates of return.

As a result of the decision to discontinue the Company’s Phase 3 clinical trial of CP101, the Company performed an impairment test of IPR&D as of December 31, 2022, which indicated that the fair value of its IPR&D asset exceeded the respective carrying value. However, as of March 31, 2023, the assessment indicated that the fair value of its IPR&D asset was less than the respective carrying value, resulting in a full impairment charge of $32.9 million, which is included as a separate charge within operating expenses on the Company’s consolidated statements of operations.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases for all contracts and agreements that are within its scope. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement including the use of an identified asset(s) and the Company’s control over the use of that identified asset. The Company classifies leases with a term greater than one year as either operating or finance leases at the lease commencement date and records a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable on the balance sheet. The Company elected to not recognize leases with a lease term of one year or less on its balance sheet. When an option to extend the lease exists, a determination is made whether that option is reasonably certain of exercise based on economic factors present at the measurement date and as circumstances may change.

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

After lease commencement and the establishment of a ROU asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and ROU assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

When a lease is modified and the modification is not accounted for as a separate contract, the Company remeasures its ROU assets and lease liabilities. A modification is accounted for as a separate contract if the modification grants the Company an additional ROU not included in the original lease arrangement and the increase in lease payments is commensurate with the additional ROU. The Company assesses its ROU assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.

Sublease income is recognized on a straight-line basis over the term of the sublease agreement and is recorded within other income, net, on the consolidated statements of operations.

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the quarter ended March 31, 2023, the Company recorded an impairment charge of $13.1 million to its long-lived assets, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used following the discontinuation of the Company's Phase 3 clinical trial in CP101 and significant reduction in the Company’s workforce, as announced in January 2023. During the quarter ended December 31, 2022, the Company recorded an impairment charge of $6.9 million to its ROU assets (see Note 5).

Debt Issuance Costs

Costs associated with the issuance of debt instruments are capitalized and amortized over the term of the respective financing arrangement using the effective interest method through the maturity date of the related debt instrument. These costs represent legal fees and other costs related to the Company’s term loan.

Research and Development Expenses

Research and development ("R&D") costs were charged to expenses as incurred. R&D costs consisted of expenses incurred in performing R&D activities, including salaries and benefits, materials and supplies, preclinical expenses, stock-based compensation expense, depreciation of equipment, contract services, facilities, and other outside expenses. Costs for external development activities were recognized based on an evaluation of the progress to completion of specific tasks using information provided to the Company by its vendors. Payments for these activities were based on the terms of the individual arrangements, which may have differed from the pattern of costs incurred and were reflected in the consolidated financial statements as prepaid expense or accrued research and development expense.

Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities were recorded as prepaid expenses and expensed as the related goods were delivered or the services performed.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is made available for evaluation by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation. The CODM is the Company’s Chief Executive Officer. The Company manages its operations as a single segment for the purposes of making operating decisions.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company until March 2021 and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

As of December 31, 2023 and 2022, the Company maintains a reserve against certain federal and state R&D credits that are recorded net in deferred taxes. The Company has no accruals for interest or penalties related to income tax matters.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers, service revenues were recognized over time as customers received and consumed the benefits of such services. For revenues recognized over time, the Company generally used costs accumulated relative to total estimated costs to measure progress as this method approximates satisfaction of the performance obligation. For contracts that contained multiple performance obligations, the Company allocated the consideration to which it expected to be entitled (i.e., the transaction price) to each performance obligation based on relative standalone selling prices and recognized the related revenues when or as control of each individual performance obligation was transferred to customers. The Company exercised judgment in determining the timing of revenue by analyzing the point in time or the period over which the customer had the ability to direct the use of and obtain substantially all of the remaining benefits of the asset. The Company immediately expensed contract costs that would otherwise be capitalized and amortized over a period of less than one year. Changes to the scope of services contracts generally included changes in the transaction price. Typically, these contract modifications were not distinct from existing services provided under the contract, and resulted in cumulative adjustments to revenue on the modification date. However, some modifications were distinct from existing services provided under the contract and were recognized prospectively.

Costs Associated with Exit Activities

The Company records employee termination costs in accordance with ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits, if the Company pays the benefits as part of an ongoing benefit arrangement, which includes benefits provided as part of established severance policies. The Company accrues employee termination costs associated with an ongoing benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and the liability can be reasonably estimated. The Company accounts for involuntary employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations ("ASC 420"). The Company records such costs into expense over the employee’s future service period, if any.

Other costs associated with exit activities may include contract termination costs and consulting fees, which are expensed in accordance with ASC 420 and are included in restructuring in the consolidated statements of operations.

Loss Contingencies

Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. When a loss is considered probable and reasonably estimable, the Company records a liability in the amount of the best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. The Company regularly reviews contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Legal fees are recognized as incurred when the legal services are provided.

Net Loss Per Share

The Company has one class of shares outstanding and basic net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock awards. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including stock options, RSU awards and shares issuable under the employee stock purchase plan. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is generally the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

Recently Issued and Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The adoption of the standard was immaterial to the accompanying consolidated financial statements.

There have been no other new accounting pronouncements or changes to accounting pronouncements that, if adopted, would have or may have a material impact on the Company’s consolidated statements or disclosures.

3. BALANCE SHEET INFORMATION

Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash consisted of the following as of December 31 (in thousands):

	2023	2022
Cash and cash equivalents	$25,124	$71,038
Restricted cash, non-current	2,348	2,767
Total cash, cash equivalents and restricted cash	$27,472	$73,805

As of December 31, 2023 and 2022, non-current restricted cash primarily consisted of security deposits on the Company’s operating leases.

Property and equipment

Property and equipment, net consisted of the following as of December 31 (in thousands):

	2023	2022
Leasehold improvements	$—	$13,972
Software	—	4,883
Lab equipment	—	4,146
Office furniture and fixtures	869	1,406
Computer equipment	—	499
Construction work-in-progress	—	316
Total	869	25,222
Less: Accumulated depreciation	(275)	(9,286)
Property and equipment, net	$594	$15,936

Depreciation and amortization expenses were $1.5 million and $5.5 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, as a result of focusing solely on objectives to realize the value of the Company’s intellectual property estate, all of the Company’s property and equipment, other than certain office furniture and fixtures, was sold, donated or abandoned. The property and equipment was sold for $1.3 million, resulting in a gain of $0.6 million, which was included as a separate charge within other income, net on the Company’s consolidated statements of operations for the year ended December 31, 2023.

Accrued expenses

Accrued expenses and other current liabilities consisted of the following as of December 31 (in thousands):

	2023	2022
Legal and professional fees	$1,301	$5,852
Research and development costs	—	1,967
Refundable tax credit	418	868
Restructuring costs	260	201
Accrued compensation and benefits	125	680
Accrued other	116	593
Total accrued expenses and other current liabilities	$2,220	$10,161

4. FAIR VALUE MEASUREMENTS

The Company has no assets or liabilities classified as Level 2 or 3 on its consolidated balance sheets as of December 31, 2023 and 2022. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis classified as Level 1 of the fair value hierarchy as of December 31 (in thousands):

	2023	2022
Money market funds	$24,919	$69,991

There have been no transfers between fair value levels during the years ended December 31, 2023 and 2022. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. LEASES

200 Inner Belt Road Lease

The Company was party to a 10-year lease agreement (the "Inner Belt Road Lease") for approximately 36,285 square feet of space for its primary office and laboratory space in Somerville, Massachusetts. The monthly rental payments under the Inner Belt Road Lease, which included base rent charges of approximately $0.1 million, were subject to periodic rent increases through September 2026. The Inner Belt Road Lease was terminated and the Company’s rent obligations ended on June 30, 2023. During 2023, the landlord refunded the Company for the full amount of the Company’s security deposit, which was included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2022. The Company’s lease expense under the Inner Belt Road Lease was $0.6 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively. As a result of the early termination of the Inner Belt Road Lease, the Company recognized a gain of $0.8 million.

Other Nominal Leases

The Company was party to two other nominal leases, one of which ended in May 2022 and the other of which ended in February 2023.

100 Hood Park Drive

On August 3, 2021, Finch entered into a 10-year lease agreement (the "Hood Lease") with Hood Park LLC, pursuant to which Finch leases approximately 61,139 square feet of office and laboratory space in Charlestown, Massachusetts (the "Premises"). The Hood Lease provides Finch with an option to extend the lease for one additional five-year term. Finch’s annual base rent for the Premises started at approximately $4.5 million, and the lease contains annual rent escalations. Finch became responsible for paying rent under the Hood Lease on January 1, 2022 and commenced business operations in the Premises in the second quarter of 2022, which triggered recognition of the lease for accounting purposes. The Company recognized an ROU asset totaling $37.1 million and lease liability of $29.4 million upon the commencement of the lease. The Hood Lease provided for a tenant improvement allowance of approximately $14.8 million for the cost of Finch’s work on the Premises, which were completed and fully paid by the lessor to the Company as of December 31, 2022. Lease expense related to the Hood Lease of $4.9 million and $3.7 million was recorded for the years ended December 31, 2023 and 2022, respectively.

Finch posted a customary letter of credit in the amount of approximately $2.3 million as of December 31, 2023, subject to decrease on a set schedule, as a security deposit pursuant to the Hood Lease. This is included in restricted cash, non-current on the consolidated balance sheet as of December 31, 2023 and 2022.

In the third quarter of 2022, Finch entered into a sublease agreement to sublet approximately one third of its leased space under the Hood Lease, which commenced on August 10, 2022, for an initial term of two years, with an option to extend the sublease for up to one additional year, which was exercised in the fourth quarter of 2022. Additionally, in the fourth quarter of 2022, Finch entered into a second sublease agreement to sublet the remainder of its leased space under the Hood Lease for a three-year term, which commenced on December 15, 2022. For the years ended December 31, 2023 and 2022, Finch recognized sublease income of $4.0 million and $0.7 million, respectively, which is presented as sublease and other income in the consolidated statements of operations.

In connection with the preparation of the financial statements for the year ended December 31, 2022, due to the execution of the subleases of the leased space under the Hood Lease, Finch identified a triggering event with regards to the fair value of the Hood ROU asset. Therefore, Finch performed a discounted cash flow analysis that considered market-based rent assumptions, which resulted in an impairment of the ROU asset totaling $6.9 million and is included as a separate charge within operating expenses on the consolidated statement of operations for the year ended December 31, 2022.

The following table presents the classification of ROU assets and operating lease liabilities as of December 31 (in thousands):

	BALANCE SHEET CLASSIFICATION	2023	2022
ASSETS:
Operating lease assets	Operating right-of-use assets	$26,584	$32,752
LIABILITIES:
Operating lease liabilities
Current	Operating lease liabilities, current	$1,723	$3,431
Noncurrent	Operating lease liabilities, non-current	28,403	34,255
Total lease liabilities		$30,126	$37,686

The following table represents the components of operating lease cost, which are included in general and administrative and R&D expense on the consolidated statement of operations, for the years ended December 31 (in thousands):

	2023	2022
Operating lease cost	$5,527	$5,230
Short-term lease cost	17	173
Variable lease cost	304	1,949
Sublease income	(3,956)	(702)
Total lease cost, net	$1,892	$6,650

The weighted-average remaining operating lease term and discount rate were as follows as of December 31:

	2023	2022
Weighted-average remaining lease term (years)	8.0	8.5
Weighted-average discount rate	8.5%	8.3%

Supplemental disclosure of cash flow information related to operating leases for the years ended December 31 were as follows (in thousands):

	2023	2022
Changes in operating lease liabilities	$(2,762)	$1,931

The following table represents a summary of the Company’s future operating lease payments required as of December 31, 2023 (in thousands):

2024	$4,795
2025	4,931
2026	5,071
2027	5,215
2028	5,364
Thereafter	17,025
Total future minimum lease payments	42,401
Less: amount representing interest	(12,275)
Present value of future minimum lease payments	$30,126

The undiscounted cash flows to be received under the operating subleases were as follows (in thousands):

2024	$4,222
2025	3,135
$7,357

6. LOAN PAYABLE

Hercules Loan and Security Agreement

On May 11, 2022 (the "Closing Date") the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc., providing for a term loan with aggregate maximum borrowings of up to $55.0 million (the “Term Loan”). The Company paid a $0.3 million facility charge upon closing. On January 25, 2023 (the “Payoff Date”), the Company voluntarily paid off all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the Loan Agreement, equal to $16.2 million in the aggregate. Following the Payoff Date, all obligations, covenants, debts and liabilities of the Company under the Loan Agreement were satisfied and discharged in full, and the Loan Agreement and all other documents entered into in connection with the Loan Agreement were terminated.

Under the Loan Agreement, the Company borrowed $15.0 million, which bore interest at a variable annual rate equal to the greater of (i)(a) 4.05% plus (b) the Prime Rate (as reported in the Wall Street Journal) and (ii) 7.55%. Borrowings under the Loan Agreement were repayable in monthly interest-only payments. At the Company’s option, the Company could prepay all or a portion of the outstanding borrowings, subject to a prepayment fee of 3.0% of the principal amount if prepayment occurred during the 12 months following the Closing Date. Borrowings under the Loan Agreement were collateralized by substantially all of the Company’s personal property and other assets, other than its intellectual property. In addition, the Loan Agreement included certain customary affirmative and restrictive covenants, representations and warranties, and required the Company to maintain its cash in controlled deposit accounts.

As a result of the loan extinguishment, the Company incurred a loss totaling $1.4 million, which included a final payment fee of $0.8 million, of which $0.1 million was accrued in other liabilities as of December 31, 2022. The loan extinguishment loss also included a prepayment fee of $0.3 million and $0.3 million in debt discount and deferred financing fees that were written off.

7. RESTRUCTURING

During the years ended December 31, 2023 and 2022, the Company recognized restructuring charges of $3.8 million and $2.4 million, respectively, consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses. During 2022, the Company had an April 2022 restructuring action, which was substantially completed by the end of the second quarter of 2022 and the remaining charges were incurred in the third quarter of 2022. During 2022, the Company also had a September 2022 restructuring action, which was substantially completed in the fourth quarter of 2022. During 2023, the Company had a January 2023 restructuring action, which was substantially completed in the fourth quarter of 2023. The Company expects to incur a total of $3.8 million related to the January 2023 restructuring action. All restructuring payments are expected to be completed by the second quarter of 2024. The accrued restructuring liability is included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023 and 2022.

The following table summarizes the restructuring accrual activity for the years ended December 31 (in thousands):

	2023	2022
Accrued restructuring liability, beginning of the year	$201	$—
Restructuring charges	3,818	2,416
Cash payments	(3,759)	(2,215)
Accrued restructuring liability, end of the year	$260	$201

8. REVENUE

Takeda Pharmaceutical Company Limited

The Company was party to an agreement (the “Takeda Agreement”) with Takeda Pharmaceutical Company Limited (“Takeda”). In accordance with the Takeda Agreement, the Company was obligated to perform certain research activities related to a feasibility program, which were substantially completed in the second quarter of 2022. In August 2022, the Company received written notice from Takeda that Takeda had elected to exercise its right to terminate the Takeda Agreement and the termination became effective on November 17, 2022, upon which certain license rights granted to Takeda terminated. In October 2022, the Takeda Agreement was amended to allow the Company to use commercially reasonable efforts to continue certain development activities for no more than $0.1 million. The Company completed the development in March 2023. The Company recognized revenue related to the Takeda Agreement of $0.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively, which is included in collaboration revenue in the consolidated statements of operations. All revenue for the years ended December 31, 2023 and 2022 was transferred over time.

9. INCOME TAXES

For the year ended December 31, 2023, the Company recorded a deferred income tax benefit of $3.5 million, of which $1.4 million was federal and $2.1 million was state. The benefit was a result of the full removal of the deferred tax liability on the IPR&D that was written off during the first quarter of 2023 and treated as a discrete item in the tax provision. The Company did not record a deferred income tax expense or benefit for the year ended December 31, 2022. The Company did not record a current income tax expense or benefit for the years ended December 31, 2023 and 2022 due to current and historical losses incurred by the Company.

The effective income tax rate differed from the statutory federal income tax rate for the years ended December 31 due to the following:

	2023	2022
Federal income taxes at 21%	21.00%	21.00%
State income taxes, net of federal benefit and tax credits	3.39	5.00
Permanent differences	(9.12)	(3.88)
Change in valuation allowance	(10.83)	(22.12)
	4.44%	0.00%

Significant components of the Company’s net deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2023	2022
Deferred Tax Assets:
Net operating losses	$73,677	$61,782
Tax credits	8,722	6,033
Accrued expenses	—	17
Right of Use Liabilities	8,230	10,225
Section 174 R&D Expenditures	10,010	9,898
Other	1,423	1,310
Total deferred tax assets	102,062	89,265
Valuation allowance	(86,438)	(75,627)
Total net deferred tax assets	15,624	13,638
Deferred Tax Liabilities:
Intangibles assets	8,224	8,057
Fixed assets	20	121
Right of Use Assets	7,263	8,639
Other	117	282
Total deferred tax liabilities	15,624	17,099
Total net deferred tax liabilities	$-	$(3,461)

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

During the years ended December 31, 2023 and 2022, management assessed the positive and negative evidence in its U.S. operations, and concluded as of December 31, 2023 that it is more likely than not that all of its net deferred tax assets will not be realized given the Company’s history of operating losses. The Company recorded a full valuation allowance against the total net U.S. deferred tax assets. The valuation allowance against deferred tax assets increased by approximately $10.8 million during 2023 related to a full valuation allowance recorded against additional net operating losses and tax credits generated in the period.

As of December 31, 2023, the Company had federal net operating losses ("NOLs") of $275.1 million, which may be available to offset future federal income tax liabilities. The Company’s federal NOLs incurred prior to 2018, $37.2 million, expire through 2037, while its federal NOLs incurred in 2018 and onwards, $237.9 million, can be carried forward indefinitely. As of December 31, 2022, the Company had federal NOLs of $230.9 million.

As of December 31, 2023, the Company had post-apportioned state NOLs of $15.9 million that can generally be carried forward 20 years. As of December 31, 2022, the Company had post-apportioned state NOLs of $13.3 million.

As of December 31, 2023, the Company had $6.7 million and $2.0 million of federal and state R&D credits, respectively, which will expire at various dates through 2041. As of December 31, 2022, the Company had $4.9 million and $1.1 million of federal and state R&D credits, respectively.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. As of December 31, 2023 and 2022, the total amount of uncertain tax liabilities relates to federal and state tax credit carryforwards and are all recorded net in deferred taxes.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of December 31 is as follows (in thousands):

	2023	2022
Balance, beginning of year	$2,473	$1,822
Additions for tax positions of current year	—	651
Additions for tax positions of prior years	1,098	—
Balance, end of year	$3,571	$2,473

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2023 and 2022, there was no accrued interest or penalties.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The previous three tax years remain open to examination by federal and state tax authorities. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

10. COMMITMENTS AND CONTINGENCIES

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “Court”). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “’309 Patent”); 10,463,702 (the “’702 Patent”); 10,328,107 (the “’107 Patent”); 10,064,899; 10,022,406 (the “’406 Patent”); 9,962,413 (the “’413 Patent”); and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 Patents. In June 2022, Finch alleged infringement of the ’406 and ’413 Patents by Rebiotix. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents”). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, the Company filed a second amended answer and counterclaims, in which the Company alleged infringement by Rebiotix of two additional U.S. Patents owned by Finch: U.S. Patent Nos. 11,541,080 (the “’080 Patent”) and 11,491,193 (the “’193 Patent”). On February 7, 2023, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 Patent and ’193 Patent. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that Finch lacks standing to sue as to the ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, Finch does not own them and therefore does not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents. On December 8, 2023, both parties filed dispositive motions asking the Court to resolve certain aspects of the case in advance of the jury trial. On February 21, 2024, the Company received a notice that the U.S. District Court for the District of Delaware issued an order resetting the trial date from May 20, 2024 to August 5, 2024.

The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined that there is no probable or estimable loss contingency that is required to be recorded as of December 31, 2023.

License and Royalty Payments

The Company is party to license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees.

The Company owes an annual maintenance fee of $5 thousand under the agreement with the University of Minnesota, as well as escalating minimum royalty amounts. The minimum payments continue in perpetuity until the agreement is terminated. Upon product commercialization, the Company will be required to pay minimum royalties of $20 thousand under an agreement for patents owned by Arizona State University.

Under an agreement with Microbiome Health Research Institute, Inc. ("OpenBiome") the Company is required to pay certain milestone fees of up to $26.0 million upon the occurrence of certain R&D events, regulatory approvals, and commercial sales, and low single digit royalties on net sales of products on a product-by-product and country-by-country basis, as well as a mid-single digit royalties on sublicensing revenue related to such products.

Royalty Income

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

The only consideration provided to the Company under the LMIC Agreement is in the form of future royalties on net sales of OpenBiome Royalty Products. The Company is entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. The Company did not recognize any revenue related to the LMIC Agreement for the years ended December 31, 2023 and 2022 as there are currently no marketable OpenBiome Royalty Products.

11. STOCKHOLDERS’ EQUITY

The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. The Board may designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and number of shares constituting any series or the designation of any series. The issuance of preferred stock could have the effect of restricting dividends on the Company’s common stock, diluting the voting power of the Company’s common stock, impairing the liquidation rights of the Company’s common stock, or delaying or preventing a change in control. As of December 31, 2023, no shares of preferred stock were outstanding.

Each share of common stock entitles the holder to one vote, together with the holders of preferred stock, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of December 31, 2023, no cash dividends have been declared or paid.

The Company has reserved the following shares of common stock as of December 31:

	2023	2022
Options to purchase common stock	51,331	109,522
Unvested restricted stock units	—	9,039
Shares issuable under employee stock purchase plan	—	3
	51,331	118,564

12. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In March 2021, the Board adopted, and the stockholders approved, the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan was amended and restated as of June 8, 2023 to reflect the stock split. The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary of the Company, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. Awards under the 2021 Plan generally vest over a period of four years and have a maximum contractual term of ten years.

The number of shares of common stock reserved for issuance under the Company’s 2021 Plan automatically increases on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to (i) 5.0% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase, or (ii) a lesser number of shares determined by the Board prior to the applicable January 1. The maximum number of shares of common stock that may be issued on the exercise of incentive stock options under the 2021 Plan will be 470,000 shares. Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares will not reduce the number of shares available for issuance under the 2021 Plan.

On January 1, 2023 and 2022, the number of shares of common stock reserved and available for issuance under the 2021 Plan automatically increased by 80,089 and 79,186 shares, respectively. As of December 31, 2023, there were 51,331 shares of common stock issuable upon the exercise of outstanding options and there were 284,279 shares available for future issuance.

2021 Employee Stock Purchase Plan

In March 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP was amended and restated as of June 8, 2023 to reflect the stock split. The 2021 ESPP is administered by the Board or by a committee appointed by the Board. The 2021 ESPP provides participating employees with the opportunity to purchase shares of common stock. Each offering to employees to purchase shares will begin on each June 1 and December 1 and will end on the following November 30 and May 31, respectively. On each purchase date, which will fall on the last date of each offering period, participants will purchase shares of common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the shares on the offering date or (2) the fair market value of the shares on the purchase date. The occurrence and duration of offering periods are subject to the determinations of the Board.

The number of shares of common stock reserved for issuance under the Company’s 2021 ESPP will automatically increase on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the year before the date of each automatic increase, or (ii) 46,666 shares, unless a lesser number of shares is determined by the Board. On January 1, 2023 and 2022, the number of shares of common stock reserved and available for issuance under the 2021 ESPP automatically increased by 16,017 and 15,837 shares, respectively. As of December 31, 2023, 3,354 shares have been issued under the 2021 ESPP and 45,167 shares are available for future issuance.

Stock Option Valuation

The assumptions that the Company used in Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Risk-free interest rate	3.88%	2.26%
Expected term (in years)	6.03	5.88
Expected volatility	106.4%	95.7%
Expected dividend yield	0.0%	0.0%

The following table summarizes the activity of the Company’s stock options for the year ended December 31, 2023:

	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (in years)	AGGREGATE INTRINSIC VALUE (in thousands)
Outstanding as of December 31, 2022	109,522	$293.81	6.9	$—
Granted	34,094	$8.15
Cancelled or forfeited	(48,681)	$325.63
Expired	(43,604)	$334.84
Outstanding as of December 31, 2023	51,331	$39.05	8.0	$—
Options exercisable as of December 31, 2023	18,313	$92.83	5.3	$—
Options vested or expected to vest as of December 31, 2023	51,331	$39.05	8.0	$—

The options granted during the years ended December 31, 2023 and 2022 were granted to employees and consultants of the Company. As of December 31, 2023, there was approximately $0.2 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under the 2021 Plan remaining to be recognized. The Company expects to recognize this cost over a weighted average period of 3.4 years.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. There were no options exercised in 2023. The intrinsic value of options exercised in 2022 was $0.4 million. The weighted-average grant date fair value of stock options granted in the years ended December 31, 2023 and 2022 under the Black-Scholes option pricing model was $6.76 per option and $6.92 per option, respectively.

Restricted Stock Unit Awards

In June 2022 the Company issued RSU awards with time-based vesting conditions to employees. The fair value of an RSU award is equal to the fair market value of the Company’s ordinary shares on the date of grant and the expense is recognized on a straight-line basis over the requisite service period. The RSUs primarily vest over one year from the grant date.

The following table summarizes the activity of the Company’s RSUs under the 2021 Plan for the year ended December 31, 2023:

	RSUs	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE (in thousands)
Unvested as of December 31, 2022	9,039	$83.88	$131
Vested and distributed	(4,046)	$83.80
Forfeited	(4,993)	$83.95
Unvested as of December 31, 2023	—	$—	$—

Stock-Based Compensation Expense

Total stock-based compensation expense recorded as research and development and general and administrative expenses, respectively, for employees, directors and non-employees during the years ended December 31 is as follows (in thousands):

	2023	2022
Research and development	$231	$3,265
General and administrative	1,698	4,579
Total	$1,929	$7,844

13. RETIREMENT PLAN

The Company has adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible employees of the Company. All employees are eligible to become participants of the plan at the beginning of the next full quarter subsequent to their hire date. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right to make additional contributions to this plan. The Company made contributions to the plan of $0.1 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

14. LOSS PER SHARE

Basic and diluted loss per share, which is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding, is as follows for the years ended December 31 (in thousands, except share and per share data):

	2023	2022
Numerator:
Net loss	$(74,754)	$(114,646)
Net loss attributable to common stockholders—basic and diluted	(74,754)	(114,646)
Denominator:
Weighted-average common stock outstanding—basic and diluted	1,604,549	1,589,584
Net loss per share attributable to common stockholders—basic and diluted	$(46.59)	$(72.12)

The weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of December 31, 2023 and 2022 because including them would have had an anti-dilutive effect:

	2023	2022
Options to purchase common stock	51,331	109,522
Unvested restricted stock units	—	9,039
Shares issuable under employee stock purchase plan	—	3
	51,331	118,564

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

Pursuant to Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and our principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On March 22, 2024, Susan Graf resigned from the Board of Directors (the “Board”) of Finch Therapeutics Group, Inc. (the “Company”), effective as of March 26, 2024. Ms. Graf’s decision to resign as a member of the Board was not the result of any disagreement between Ms. Graf and the Company on any matters relating to the Company’s operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Information Regarding Director Nominees and Current Directors”, “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our definitive proxy statement relating to our 2024 annual meeting of stockholders, or the 2024 Proxy Statement, to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Executive Compensation” and “Non-Employee Director Compensation” in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Transactions with Related Persons” in the 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the information set forth in the sections titled “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” in the 2024 Proxy Statement.

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
3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Finch Therapeutics Group, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 9, 2023).

3.3	Amended and Restated Bylaws of Finch Therapeutics Group, Inc. (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 23, 2021).
4.1

Third Amended and Restated Stockholders Agreement, by and among Finch Therapeutics Group, Inc. and certain of its stockholders, dated September 2, 2020 (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).
4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed March 31, 2022).
10.1†	2017 Equity Incentive Plan, as amended, and the forms of agreements thereunder (incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2023).
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

10.4#

Amendment to the Amended and Restated Exclusive License Agreement, dated as of April 12, 2023, between Finch Therapeutics Holdings LLC and Regents of the University of Minnesota (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2023).

10.5#

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

10.7#

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

10.9†	2021 Equity Incentive Plan, as amended, and the forms of agreements thereunder (incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2023).
10.10†	2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q, filed August 10, 2023).
10.11†

Amended and Restated Executive Employment Agreement, by and between Finch Therapeutics Group, Inc. and Mark Smith, dated as of March 12, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended, filed March 18, 2021).

10.12*†	Consulting Agreement with Mark Smith, dated May 25, 2023.

10.13†

Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as of September 8, 2021 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, filed March 31, 2022).

10.14†	Amendment No. 1 to the Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as of December 7, 2022.
10.15†+	Retention Bonus Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as December 7, 2022
10.16†

Consulting Agreement, dated as of April 21, 2023, between Finch Therapeutics, Inc. and Matthew P. Blischak (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed April 25, 2023).

10.17†

Executive Employment Agreement, effective as of April 21, 2023, between Finch Therapeutics Group, Inc. and Matthew P. Blischak (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed April 25, 2023).

16.1	Letter of Deloitte & Touche LLP, dated May 11, 2023 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2023).
21.1*	Subsidiaries of Finch Therapeutics Group, Inc.
23.1*	Consent of Wolf & Company, P.C.
23.2*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for Recoupment of Incentive Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page interactive date is embedded within the Inline XBRL document)

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

FINCH THERAPEUTICS GROUP, INC.

Date: March 25, 2024	By:	/s/ Matthew P. Blischak
Matthew P. Blischak
Chief Executive Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew P. Blischak	Chief Executive Officer, President, and Secretary	March 25, 2024
Matthew P. Blischak	(Principal Executive Officer)

/s/ Lance Thibault	Chief Financial Officer	March 25, 2024
Lance Thibault	(Principal Financial and Accounting Officer)
/s/ Susan Graf	Chairman of the Board of Directors	March 25, 2024
Susan Graf

/s/ Domenic Ferrante	Director	March 25, 2024
Domenic Ferrante

/s/ Chris Shumway	Director	March 25, 2024
Chris Shumway

/s/ Christian Lange	Director	March 25, 2024
Christian Lange

/s/ Jeffery Smisek	Director	March 25, 2024
Jeffery Smisek