Form 10-K/A
period 2023-12-31
Finch Therapeutics Group, Inc.
filed 2024-04-26
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________

Form 10-K/A

(Amendment No. 1)

__________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-40227

__________________________________________

FINCH THERAPEUTICS GROUP, INC.

(Exact name of registrant as specified in its charter)

__________________________________________

Delaware	82-3433558
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 State Street, Suite 100

Boston, Massachusetts 02109

(617) 229-6499

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FNCH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

__________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of April 19, 2024, there were 1,605,763 outstanding shares of the registrant’s common stock, par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024 (the “Original Filing”). Unless otherwise indicated or unless the context requires otherwise, the terms “the Company,” “Finch,” “we,” “us” and “our” refer to Finch Therapeutics Group, Inc. and its subsidiaries, except where the context otherwise requires or indicates.

Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from its definitive proxy statement for its 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which the Company originally intended to file with the SEC no later than 120 days after December 31, 2023, the end of its fiscal year. As the 2024 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment to provide the additional information required by Part III of Form 10-K.

Also included in this Amendment are (i) the signature page, (ii) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (iii) Item 15, which has been restated in its entirety as set forth below to include the additional certifications and other exhibits. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth in this Amendment, no other changes are made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, nor does it modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report. Some of the information provided in this Amendment may be superseded by the information provided in the 2024 Proxy Statement to be filed with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board Composition

Our board of directors currently consists of four members and is divided into three classes. Each class consists of approximately one-third of the total number of directors, and each class has a three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election until the third annual meeting following the election.

Set forth below is certain information regarding the directors of the Company as of April 22, 2024. The biographies of each of the directors below contain information regarding each director’s experience, qualifications, attributes or skills that led our board of directors to recommend him for board service.

Name	Class	Age	Position	Director Since	Current Term Expires
Chris Shumway	II	58	Director	2020	2026
Christian Lange	III	44	Director	2017	2024
Jeffery A. Smisek	III	69	Director	2017	2024
Domenic Ferrante	I	58	Director	2019	2025

Chris Shumway has served as a member of our board of directors since September 2020 and previously served as chair of our board of directors from March 2021 until April 2022. Mr. Shumway is an entrepreneur and investor who has invested in, advised and built growth businesses for over 25 years. He currently serves as the Managing Partner of Shumway Capital, a growth-focused investment firm he founded in 2001 and converted into a family investment office in 2011. Prior to Shumway Capital, Mr. Shumway was a Senior Managing Director at Tiger Management. Mr. Shumway serves on various non-profit boards and also has served as a Visiting Scholar teaching global investing at the University of Virginia. Mr. Shumway has a B.S. from the University of Virginia and an M.B.A. from Harvard Business School. Our board of directors believes that Mr. Shumway’s significant experience in advising high-growth companies qualifies him to serve on our board of directors.

Christian Lange has served as a member of our board of directors since September 2017 and has served as chair of our board of directors since April 2024. He also served on the board of directors of Crestovo Holdings LLC, which combined with Finch Therapeutics, Inc., from 2015 to 2017. Since September 2005, Mr. Lange has held various roles at Shumway Capital, including his current position as a Partner of the firm. In his role as Partner at Shumway Capital, Mr. Lange oversees the firm’s private and public research process, manages the investment analyst team and leads the bulk of the firm’s private transactions. Prior to joining Shumway Capital, Mr. Lange worked at Bain Capital and Bain & Company. Mr. Lange has an A.B. from Harvard College. Our board of directors believes that Mr. Lange’s financial expertise and his experience investing in public and private companies across a range of sectors qualify him to serve on our board of directors.

Jeffery A. Smisek has served as a member of our board of directors since February 2017. Mr. Smisek currently serves as President of Flight Partners Capital, an investment firm he founded in March 2002. From October 2010 to September 2015, Mr. Smisek served as President and Chief Executive Officer of United Airlines Holdings, Inc. (then United Continental Holdings, Inc.), also serving as chairman of its board of directors from December 2012 until September 2015. Prior to this, Mr. Smisek held various roles at Continental Airlines, Inc. beginning in 1995, last serving as President and Chief Executive Officer until the company’s merger with United Airlines, Inc. Earlier in his career, Mr. Smisek was a partner at Vinson & Elkins L.L.P. Mr. Smisek currently serves on the boards of directors of various private companies. Mr. Smisek has an A.B. from Princeton University and a J.D. from Harvard Law School. Our board of directors believes that Mr. Smisek’s experience overseeing publicly traded companies as an executive, board member and counsel qualifies him to serve on our board of directors.

Domenic Ferrante has served as a member of our board of directors since September 2019. Mr. Ferrante currently serves as Managing Partner and Chief Investment Officer of The Ferrante Group, an investment firm he founded in 2011. Prior to this, from 1993 to 2011, Mr. Ferrante held various positions at Bain Capital, including serving as a Managing Director for 12 years and as member of the firm’s governing policy board. Earlier in his career, he worked at Brentwood Associates and Morgan Stanley. Mr. Ferrante earned a B.A. in economics from the University of Michigan and an M.B.A. from Harvard Business School. Our board of directors believes that Mr. Ferrante’s financial expertise and extensive investment experience qualify him to serve on our board of directors.

Board Diversity

Our board of directors believes that a diverse board is better able to effectively oversee our management and strategy and position Finch to deliver long-term value for our stockholders. Our nominating and corporate governance committee considers diversity, including gender, sexual preference and ethnicity, as adding to the overall mix of perspectives of our board of directors as a whole. With the assistance of the nominating and corporate governance committee, our board of directors regularly reviews trends in board composition, including on director diversity.

The table below provides additional diversity information regarding our board of directors as of December 31, 2023. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Listing Rule 5605(f). Subsequent to December 31, 2023, and effective as of March 26, 2024, Susan Graf resigned from our board of directors.

Board Diversity Matrix (As of December 31, 2023)
Total Number of Directors	5
	Female	Male	Non- Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	1

Board Leadership Structure

Our board of directors has an independent chair, Mr. Lange, who was appointed to the role effective April 2024. The primary responsibilities of the chair of our board of directors are to: work with our Chief Executive Officer to develop board meeting schedules and agendas; provide the Chief Executive Officer feedback on the quality, quantity and timeliness of the information provided to the board of directors; develop the agenda for and moderate executive sessions of the independent members of the board of directors; preside over board meetings; act as principal liaison between the independent members of the board of directors and the Chief Executive Officer; convene meetings of the independent directors as appropriate; and perform other duties as the board of directors may determine from time to time.

Role of the Board in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors does not have a standing risk management committee, but rather administers this oversight function directly through the board of directors as a whole, as well as through various standing committees of the board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company.

While our full board of directors has overall responsibility for risk oversight, it has delegated oversight of certain risks to its committees. Our audit committee monitors our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Furthermore, our audit committee oversees risks associated with data privacy, technology and information security, including cybersecurity and backup of information systems. Further, our audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our compensation committee monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our nominating and corporate governance committee oversees our major corporate governance risks, including through monitoring the effectiveness of our corporate governance guidelines.

At periodic meetings of our board of directors and its committees, management reports to and seeks guidance from our board and its committees with respect to the most significant risks that could affect our business, such as legal risks, information security and privacy risks, and financial, tax and audit-related risks. In addition, among other matters, management provides our audit committee periodic reports on our compliance programs and investment policy and practices.

Board Committees

Our board of directors has established a standing audit committee, compensation committee and nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. Our board of directors has adopted a written charter for each of our committees, which are available to stockholders on our investor relations website at ir.finchtherapeutics.com.

The following table provides current membership information for each of the standing committees of our board of directors:

Name	Audit	Compensation	Nominating and Corporate Governance
Chris Shumway
Domenic Ferrante	X
Christian Lange		X	X*
Jeffery A. Smisek	X*	X*	X

* Committee Chairperson.

Our board of directors has determined that each member of each standing committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.

Below is a description of each standing committee of our board of directors:

Audit Committee

Our audit committee currently consists of Messrs. Ferrante and Smisek. Our board of directors has determined that each of Messrs. Ferrante and Smisek satisfies the independence requirements under the listing standards of the Nasdaq and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The chair of our audit committee is Mr. Smisek, whom our board of directors has determined is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector. The audit committee report will be included in the definitive proxy statement for our 2024 Annual Meeting to be filed later this year.

The audit committee is responsible for assisting our board of directors in its oversight of the integrity of our consolidated financial statements, the qualifications and independence of our independent auditors and our internal financial and accounting controls. The principal duties and responsibilities of our audit committee include, among other things:

•
selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing our policies on risk assessment and risk management;
•
reviewing related party transactions;
•
overseeing the scope, design, adequacy and effectiveness of our internal control over financial reporting and our disclosure controls and procedures; and
•
approving (or, as permitted, pre-approving) all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee currently consists of Messrs. Lange and Smisek. The chair of our compensation committee is Mr. Smisek. Our board of directors has determined that each of Messrs. Lange and Smisek is independent under the listing standards of the Nasdaq and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The compensation committee oversees the compensation objectives for the Company and the compensation of the Company’s Chief Executive Officer. The principal duties and responsibilities of our compensation committee include, among other things:

•
reviewing and recommending that our board of directors approves the compensation of our Chief Executive Officer;
•
evaluating the performance of our Chief Executive Officer;
•
reviewing and recommending to our board of directors the compensation of our directors;
•
administering our equity and non-equity incentive plans;
•
reviewing and approving, or recommending that our board of directors approves, incentive compensation and equity plans; and
•
reviewing and establishing general policies relating to compensation and benefits of our employees and reviewing our overall compensation philosophy.

The compensation committee may form and delegate authority to subcommittees as appropriate, consisting of one or more members of the board (whether or not he or they are on the compensation committee) to the extent allowed under applicable law and Nasdaq listing rules, including, but not limited to, a subcommittee composed of one or more members of the board or officers of the Company to grant share awards under the Company’s equity incentive plans.

Compensation Committee Processes and Procedures

The compensation committee generally meets quarterly and with greater frequency if necessary. The compensation committee also acts periodically by unanimous written consent in lieu of a formal meeting. The agenda for each meeting is usually developed by the chairperson of the compensation committee, in consultation with management. The compensation committee meets regularly in executive session. However, from time to time, the Chief Executive Officer as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. Our Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation.

The charter of the compensation committee grants the compensation committee full access to all books, records, facilities and personnel of Finch. In addition, under the charter, the compensation committee has the authority to obtain, at our expense, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. The compensation committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the compensation committee. In particular, the compensation committee has the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

Generally, the compensation committee’s process for determining executive compensation comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. The evaluation of our Chief Executive Officer’s performance is conducted by the compensation committee, which determines any adjustments to his compensation as well as awards to be granted.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Messrs. Lange and Smisek. The chair of our nominating and corporate governance committee is Mr. Lange. Our board of directors has determined that each of Messrs. Lange and Smisek is independent under the listing standards of the Nasdaq.

The nominating and corporate governance committee oversees our corporate governance policies and evaluates the composition of our board of directors and candidates for director. The nominating and corporate governance committee’s responsibilities include, among other things:

•
identifying, evaluating and selecting, or recommending that our board of directors approves, nominees for election to our board of directors and its committees;
•
evaluating the performance of our board of directors and of individual directors;
•
considering and making recommendations to our board of directors regarding the composition of our board of directors and its committees;
•
reviewing developments in corporate governance practices;
•
evaluating the adequacy of our corporate governance practices and reporting;
•
developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and
•
overseeing an annual evaluation of the board’s performance.

The nominating and corporate governance committee believes that candidates for director should have certain minimum qualifications, including (i) possessing relevant expertise upon which to be able to offer advice and guidance to management; (ii) having sufficient time to devote to the affairs of the Company; (iii) demonstrating excellence in his or her field; (iv) having the ability to exercise sound business judgment; (v) experience as a board member or executive officer of another publicly held company; (vi) having a diverse personal background, perspective and experience; and (vii) having the commitment to rigorously represent the long-term interests of our stockholders. Candidates for director nominees are reviewed in the context of the current composition of the board of directors, the operating requirements of Finch and the long-term interests of our stockholders. In conducting this assessment, the nominating and corporate governance committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the board of directors and our business, to maintain a balance of knowledge, experience and capability.

Our nominating and corporate governance committee seeks to assemble a board that, as a whole, possesses the appropriate balance of professional and industry knowledge, financial expertise, diversity and high-level management experience necessary to oversee and direct our business. To that end, the committee identifies and evaluates nominees in the broader context of the board’s overall composition, with the goal of recruiting members who complement and strengthen the skills of other members and who also exhibit integrity, collegiality, sound business judgment and other qualities that the committee views as critical to effective functioning of the board. To provide a mix of experience and perspective on the board, the committee also takes into account diversity (including gender, sexual preference, disability, age, ethnicity, business experience, functional expertise, stakeholder expectations, culture and geography) and other factors that it deems appropriate to maintain a balance of knowledge, experience and capability on the board. The biographies above under “Board Composition” include information regarding the specific and particular experience, qualifications, attributes or skills of each director that led the committee to believe that that director should serve on the board. However, each of the members of the committee may have a variety of reasons why a particular person would be an appropriate director for the board, and these views may differ from the views of other members.

In the case of incumbent directors whose terms of office are set to expire, the nominating and corporate governance committee reviews these directors’ overall service to Finch during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, our nominating and corporate governance committee also evaluates whether the nominee is independent for Nasdaq purposes, based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. Our nominating and corporate governance committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our board of directors. Our nominating and corporate governance committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to our board of directors.

Our nominating and corporate governance committee will consider stockholder recommendations of director candidates, so long as they comply with applicable law and our amended and restated bylaws, which procedures are summarized below, and will review the qualifications of any such candidate in accordance with the criteria described in the two preceding paragraphs. Stockholders who wish to recommend individuals for consideration by our nominating and corporate governance committee to become nominees for election to our board of directors should do so by delivering a written recommendation to our nominating and corporate governance committee at 75 State Street, Suite 100, Boston, Massachusetts 02109, Attention: Corporate Secretary, at least 90 days, but no more than 120 days, prior to the anniversary date of the mailing of our proxy statement for the last annual meeting. Submissions must include the name and address of the stockholder on whose behalf the submission is made, the number and class of shares of our capital stock that are beneficially owned by such stockholder as of the date of the submission, the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information of the proposed nominee and a description of the proposed nominee’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. You should refer to our amended and restated bylaws for a complete description of the required procedures for nominating a candidate to our board.

Code of Conduct and Ethics

Our board of directors has adopted the Finch Therapeutics Group, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at ir.finchtherapeutics.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Non-Employee Director Compensation for 2023

The following table sets forth information regarding compensation earned by or paid to our non-employee directors for the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Domenic Ferrante	—	2,291	2,291
Susan Graf(3)	26,978	2,291	29,269
Christian Lange	—	2,291	2,291

Chris Shumway	—	2,291	2,291
Jeffery Smisek	—	2,291	2,291
Nicholas Haft(4)	8,750	2,291	11,041
Jo Viney, Ph.D.(5).	10,633	—	10,633

__________

(1) Amounts reported represent the aggregate grant date fair value of stock options granted to our directors during 2023 under the Company's 2021 Equity Incentive Plan (the "2021 Plan"), computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC Topic 718"), excluding the effect of estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 12 to our audited consolidated financial statements included in this Annual Report. This amount does not reflect the actual economic value that may be realized by the non-employee director.

(2) As of December 31, 2023, the aggregate number of shares underlying outstanding stock options held by each of our non-employee directors was as follows:

Name	Number of Shares Underlying Options
Domenic Ferrante	1,827
Susan Graf	2,607
Christian Lange	1,827
Chris Shumway	1,827
Jeffery Smisek	1,827
Nicholas Haft	—
Jo Viney, Ph.D.	—

(3) Ms. Graf resigned from the board of directors effective March 26, 2024.

(4) Mr. Haft resigned from the board of directors effective June 23, 2023.

(5) Dr. Viney resigned from the board of directors effective March 28, 2023.

Dr. Smith, our former Chief Executive Officer, served as a member of the board of directors until May 15, 2023. He did not receive any additional compensation for his service as a director. See the section titled “Executive Compensation” for more information regarding the compensation earned by Dr. Smith.

Non-Employee Director Compensation Policy

In February 2021, following market research and advice from its compensation consultant, the compensation committee recommended, and the board of directors adopted, the non-employee director compensation policy. The non-employee director compensation policy was amended in April 2023 to eliminate cash compensation and reduce annual equity compensation.

Cash Compensation

Until April 2023, under the non-employee director compensation policy, we paid each of our non-employee directors a cash retainer for service on the board of directors and committees of the board of directors. Our non-executive chairperson also received an additional cash retainer. These retainers were payable in arrears in four equal quarterly installments within thirty days after the end of each calendar quarter, provided that the amount of such payment was prorated for any portion of such quarter that the director was not serving on the board of directors.

Until April 2023, directors were eligible to receive cash compensation as follows:

Annual Cash Retainer ($)
Annual Retainer	35,000
Additional Retainer for Non-Executive Chairperson of the Board	30,000
Annual Retainer for Audit Committee Member	7,500
Additional Retainer for Audit Committee Chairperson	15,000
Annual Retainer for Compensation Committee Member	5,000
Additional Retainer for Compensation Committee Chairperson	10,000
Annual Retainer for Nominating and Corporate Governance Committee Member	4,000
Additional Retainer for Nominating and Corporate Governance Committee Chairperson	8,000

Effective April 2023, our board of directors amended the non-employee director compensation policy to eliminate all cash compensation.

Equity Compensation

Each non-employee director is eligible to receive options under the 2021 Plan. Each option granted under the non-employee director compensation policy is a nonstatutory stock option and has an exercise price per share equal to the closing sale price of a share of common stock on the date of grant. Any options granted under this policy have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the eligible director’s service with us. Vesting of equity awards granted pursuant to the policy is generally subject to the non-employee director’s continued service through the applicable vesting date.

Upon the termination of the membership of the non-employee director on the board of directors for any reason, his or her options granted under this policy remain exercisable for three months following his or her date of termination (or such longer period as the board of directors may determine in its discretion on or after the date of grant of such options).

Upon a change in control (as such term is defined in the 2021 Plan), any outstanding equity awards granted to our non-employee directors pursuant to this policy will become fully vested immediately prior to the closing of such change in control, subject to the non-employee director’s continued service with us through the change in control.

Initial Award

Each new non-employee director who joins the board of directors will automatically, upon the date of his or her initial election or appointment to be a non-employee director, be granted an initial, one-time equity award of options to purchase common stock with a grant date fair value of $200,000, referred to as the initial grant. One-third of each initial grant will vest on the first anniversary of the date of grant, with the remainder vesting in equal monthly installments thereafter until the third anniversary of the date of grant, generally subject to the non-employee director’s continued service with us through the applicable vesting date.

Annual Awards

Until April 2023, pursuant to the non-employee director compensation policy, on the date of each annual meeting of our stockholders, each non-employee director who continued to serve was automatically granted an option to purchase common stock with a grant date fair value of $100,000. Effective April 2023, the board of directors amended the policy to provide that on the date of each annual meeting of our stockholders, each non-employee director who continues to serve will automatically be granted an option to purchase 333 shares of our common stock (as adjusted for our 1-for-30 reverse stock split). In each case, the options will vest in equal monthly installments over the 12 months following the date of grant, generally subject to the non-employee director’s continued service with us through the applicable vesting date. No annual award will be granted to a non-employee director in the same calendar year that such director received his or her initial grant.

Information About Our Executive Officers

The following table sets forth, for our executive officers, their ages and position held with Finch as of April 22, 2024:

Name	Age	Principal Position
Matthew P. Blischak	61	Chief Executive Officer, President and Secretary
Lance Thibault	57	Chief Financial Officer

__________

Matthew P. Blischak has served as our Chief Executive Officer, President and Secretary since May 2023. Mr. Blischak most recently served as a Partner, Intellectual Property at Roivant Sciences from May 2018 to April 2023, where he focused on the management and protection of intellectual property across the company and its subsidiaries. From 2012 to March 2018, Mr. Blischak worked at Teva Pharmaceuticals in a variety of roles including as Vice President and General Counsel, Global Specialty IP Litigation. Prior to that, Mr. Blischak served as Vice President and Associate General Counsel for Intellectual Property at Sunovion Pharmaceuticals and Senior Counsel, Patent Litigation at Bristol-Myers Squibb. Prior to that, he worked at a boutique intellectual property law firm. Mr. Blischak began his legal career at Cleary, Gottlieb, Steen & Hamilton. Mr. Blischak graduated cum laude from Case Western Reserve University with a B.S. in Chemical Engineering, magna cum laude from the American University Washington College of Law, and from Johns Hopkins University, where he earned his M.S. in Biotechnology.

Lance Thibault has served as our Chief Financial Officer since May 2023. Mr. Thibault has served as a Managing Director at Danforth Advisors LLC (“Danforth”) since January 2014. Mr. Thibault has more than 30 years of experience in the life sciences industry, providing operational, financial and strategic services at a number of private and public pharmaceutical and biotechnology companies. Most recently, Mr. Thibault served as Interim Chief Financial Officer at Arcellx, Inc. from January 2022 to May 2022. Prior to that, Mr. Thibault served as Interim Chief Financial Officer of Aadi Bioscience, Inc. from July 2021 to November 2021, as Acting Chief Financial Officer of Pieris Pharmaceuticals, Inc. from February 2017 to April 2018, and as Interim Chief Financial Officer of Proteostasis Therapeutics, Inc. from April 2015 to August 2016. Prior to 2010, Mr. Thibault was Chief Financial Officer and Treasurer of deCODE genetics, Inc. and a director at PricewaterhouseCoopers LLP. Mr. Thibault is a Certified Public Accountant and received his B.S. in Accountancy from Bentley University.

Item 11. Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2023 were:

•
Matthew P. Blischak, J.D., our Chief Executive Officer;
•
Lance Thibault, CPA, our Chief Financial Officer;
•
Mark Smith, Ph.D., our former Chief Executive Officer; and
•
Marc Blaustein, our former Chief Operating Officer.

2023 Summary Compensation Table

The following table shows, for the fiscal years ended December 31, 2023 and 2022, compensation awarded to or paid to, or earned by, our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Matthew P. Blischak, J.D. (5)	2023	252,308	100,822(6)		216,844	54,292	624,266
Chief Executive Officer

Lance Thibault, CPA(7)	2023	—	—	—	—	168,788	168,788
Chief Financial Officer

Mark Smith, Ph.D. (8)	2023	214,038	—	—	—	390,534	604,572
Former Chief Executive Officer	2022	525,000	—	—	—	11,745	536,745

Marc Blaustein(9)	2023	179,000	—	—	—	262,888	441,888
Former Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer	2022	415,000	41,500	97,650	249,611	12,783	816,544

__________

(1)
Salary amounts represent actual amounts paid during the periods presented. See “—Narrative to the Summary Compensation Table—Annual Base Salary” below.
(2)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock unit (“RSU”) award granted to Mr. Blaustein in 2022, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The grant date fair value of the award was calculated by multiplying the closing price of our common stock on the grant date by the number of RSUs granted. None of our named executive officers received an RSU award in 2023.

(3)
In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the applicable year, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. Assumptions used in the calculation of this amount for 2023 are included in Note 12 to our audited consolidated financial statements included in this Annual Report and for 2022 are included in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
(4)
Amounts reflect for 2023: (a) for Mr. Blischak, (i) contributions to a retirement account in the amount of $3,565, (ii) consulting fees of $25,549, (iii) reimbursement for health insurance premiums of $2,654, (iv) Company-paid disability insurance premiums of $2,524 and (v) Company-paid life insurance premiums of $20,000; (b) for Mr. Thibault, amounts paid by the Company to Danforth Advisors LLC (“Danforth”) in exchange for Mr. Thibault’s services as our Chief Financial Officer; (c) for Dr. Smith, (i) contributions to a retirement account in the amount of $8,172, (ii) Company-paid life and short- and long-term disability premiums of $379, (iii) severance payments of $323,077 and (iv) consulting fees of $58,906; and (d) for Mr. Blaustein, (i) contributions to a retirement account in the amount of $7,160, (ii) Company-paid life and short- and long-term disability premiums of $379, (iii) severance payments of $237,349 and (iv) consulting fees of $18,000. Amounts reflect for 2022: (a) for Dr. Smith, (i) contributions to a retirement account in the amount of $11,162 and (ii) Company-paid life insurance premiums of $583 and (b) for Mr. Blaustein, (i) contributions to a retirement account in the amount of $12,200 and (ii) Company-paid life insurance premiums of $583.
(5)
Mr. Blischak was appointed as our Chief Executive Officer on May 16, 2023. Prior to his appointment as our Chief Executive Officer, Mr. Blischak provided consulting services to the Company from April 21, 2023 through May 15, 2023.
(6)
Amount reflects a bonus paid to Mr. Blischak for his service in 2023, pro-rated to reflect his start date of May 16, 2023, as discussed further below under “—Narrative to the Summary Compensation Table—2023 Bonus.”
(7)
Mr. Thibault was appointed as our Chief Financial Officer on May 16, 2023. Mr. Thibault provides consulting services to the Company pursuant to a consulting agreement between the Company and Mr. Thibault’s employer, Danforth. Mr. Thibault does not receive compensation directly from the Company.
(8)
Dr. Smith’s employment with the Company terminated on May 15, 2023.
(9)
Mr. Blaustein’s employment with the Company terminated on May 15, 2023.

Narrative to the Summary Compensation Table

As of May 16, 2023, our only employee is Mr. Blischak, our Chief Executive Officer. Previously, the board of directors and the compensation committee of the board of directors reviewed compensation annually for all employees, including our named executive officers. As of May 16, 2023, the board of directors and the compensation committee reviews the compensation of our Chief Executive Officer annually. In setting our Chief Executive Officer’s base salary and bonus and granting equity incentive awards to him, we consider our desire to retain Mr. Blischak and motivate him to achieve results that are in the best interests of our stockholders.

Mr. Thibault, our Chief Financial Officer, provides consulting services to the Company pursuant to a consulting agreement between the Company and Mr. Thibault’s employer, Danforth.

Annual Base Salary

The compensation committee periodically reviews, determines and recommends to the board of directors for approval, the annual base salary of our Chief Executive Officer. Mr. Blischak’s annual base salary is intended to provide him with a fixed component of compensation, reflecting his skill set, experience, role and responsibilities.

Mr. Blischak’s annual base salary is $400,000.

Prior to their respective terminations of employment, Dr. Smith and Mr. Blaustein were entitled to annual base salaries of $525,000 and $415,000, respectively. Neither executive officer received a base salary increase prior to the termination of his employment in 2023.

2023 Bonus

In accordance with the term of his employment agreement, Mr. Blischak is eligible to receive a discretionary annual bonus of up to 40% of his annual base salary, with the actual annual bonus determined by the board of directors or the compensation committee based on performance expectations that are set in consultation with Mr. Blischak prior to the commencement of the applicable year. For 2023, the board of directors used its discretion to determine that Mr. Blischak would receive 100% of his target annual bonus, prorated to reflect his partial year of employment with us.

Following their respective terminations of employment, Dr. Smith and Mr. Blaustein were not eligible to receive annual bonuses for 2023.

2023 Equity Award Grants

On June 8, 2023, we granted an option to purchase 32,096 shares of our common stock to Mr. Blischak (as adjusted for our 1-for-30 reverse stock split). The shares underlying the option vest as to 25% of the shares on the first anniversary of the grant date and in 36 equal monthly installments thereafter, generally subject to Mr. Blischak’s continued service with us through the applicable vesting date.

Neither Dr. Smith nor Mr. Blaustein received an equity award grant in 2023. All unvested awards held by Dr. Smith and Mr. Blaustein were forfeited in connection with their respective terminations of employment.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards granted to our named executive officers that remain outstanding as of December 31, 2023.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Matthew P. Blischak, J.D.	06/08/2023	—	32,096(1)	8.13	06/08/2033
Lance Thibault, CPA	—	—	—	—	—
Mark Smith, Ph.D.	—	—	—	—	—
Marc Blaustein	—	—	—	—	—

__________

(1)
25% of the shares underlying this option vests on the one-year anniversary of the grant date, with the remaining shares vesting in 36 equal monthly installments thereafter, generally subject to Mr. Blischak continuing to provide services to us through the applicable vesting date.

Consulting and Employment Arrangements with Mr. Blischak

Prior to the commencement of his employment with us, we entered into a consulting agreement with Mr. Blischak, pursuant to which he provided advisory services to us from April 21, 2023 through May 15, 2023, in exchange for cash consideration at a rate of $304 per hour.

In connection with the commencement of his employment with us on May 16, 2023, we entered into an employment agreement with Mr. Blischak pursuant to which he is entitled to an initial annual base salary of $400,000, subject to annual review, and an annual target bonus equal to 40% of his annual base salary, prorated for his partial year of employment in 2023, with the actual annual bonus determined by the board of directors or the compensation committee based on performance expectations that are set in consultation with Mr. Blischak prior to the commencement of the applicable year. In addition, his employment agreement provides for the grant of an initial stock option, as described above under “2023 Equity Award Grants.”

Pursuant to the terms of Mr. Blischak’s employment agreement, he is entitled to certain severance payments and benefits in connection with the termination of his employment. The terms “cause,” “disability” and “good reason” are defined in his employment agreement and the term “change in control” is defined in the 2021 Plan.

If Mr. Blischak’s employment is terminated by the Company without cause, and not due to death or disability, or if Mr. Blischak resigns for good reason, in each case, not in connection with a change in control, Mr. Blischak will be entitled to: (1) cash severance equal to the greater of (i) six months of his base salary or (ii) if the termination occurs prior to May 16, 2024, the difference between (A) 12 months of his base salary and (B) the aggregate amount of base salary actually paid to Mr. Blischak, in each case paid in equal monthly installments (the number of monthly installments being the “Blischak Severance Period”); (2) if he timely elects COBRA health continuation, contributions to his monthly COBRA premiums in the same amount as if he had remained actively employed for the Blischak Severance Period or, if earlier, until the date on which Mr. Blischak commences subsequent employment (or if medical and/or dental benefits are not offered at the time of termination, a cash payment in lieu thereof); and (3) any unpaid annual bonus that is earned and payable and approved by the board of directors.

If, within six months prior to, or 12 months following, a change in control, Mr. Blischak is terminated by the Company without cause, and not due to death or disability, or Mr. Blischak resigns for good reason, Mr. Blischak will be entitled to: (1) cash severance equal to 12 months of his base salary, paid in 12 equal monthly installments; (2) if he timely elects COBRA health continuation, contributions to his monthly COBRA premiums in the same amount as if he had remained actively employed for 12 months or, if earlier, until the date on which Mr. Blischak commences subsequent employment (or if medical and/or dental benefits are not offered at the time of termination, a cash payment in lieu thereof); (3) any unpaid annual bonus that is earned and payable and approved by the board of directors; (4) a lump sum payment equal to his annual target bonus, pro-rated for the period of employment during the calendar year of termination; and (5) the immediate vesting and exercisability of any outstanding equity awards that vest solely based on continued service.

In the event Mr. Blischak’s employment terminates for cause, or Mr. Blischak terminates his employment for any reason other than good reason, including his death or disability, Mr. Blischak will generally not be entitled to any severance benefits. However, if the Company does not waive the non-competition provisions of Mr. Blischak’s employment agreement in connection with such termination, the Company will pay Mr. Blischak an amount equal to six months of his base salary, paid in six equal monthly installments following the termination of his employment, except to the extent such termination arises from Mr. Blischak’s breach of his fiduciary duty or theft of Company property.

The severance payments and benefits are conditioned on Mr. Blischak signing a general release of claims in favor of us and, in the case of a termination by Mr. Blischak for good reason, conditioned on, among other things, his giving notice following a cure period (as applicable).

Consulting and Severance Arrangements with Dr. Smith and Mr. Blaustein

Consulting Agreements

In connection with their respective terminations of employment, we entered into a consulting agreement with each of Dr. Smith and Mr. Blaustein, pursuant to which they provide advisory services to the Company in exchange for cash consideration at an hourly rate.

Dr. Smith’s consulting agreement provides that he will serve as a scientific and strategic advisor to the Company and advance non-litigation-related licensing and collaboration opportunities for the Company at a rate of $325 per hour for up to 80 hours per month, not to exceed $150,000 in the aggregate. Pursuant to the terms of his consulting agreement. Dr. Smith is also entitled to certain payments upon the achievement of specified milestones, subject to his significant involvement in, and substantial contribution to, achievement of the applicable milestone. Dr. Smith’s consulting agreement may be terminated by the Company at any time, or by Dr. Smith upon 30 days’ notice to the Company.

Mr. Blaustein’s consulting agreement provided that he would provide advice and consulting services to the Company at a rate of $300 per hour for up to 20 hours per month, not to exceed $18,960 in the aggregate, for the period from May 16, 2023 through August 16, 2023.

Severance Entitlements

Pursuant to the terms of their employment agreements, Dr. Smith and Mr. Blaustein were entitled to severance payments with respect to their respective terminations of employment. The term “cause” was defined in their respective employment agreements.

Upon the termination of each of Dr. Smith’s employment without cause, he was entitled to (1) cash severance equal to 12 months of base salary, paid in 12 equal monthly installments and (2) if he was participating in our group health plan immediately prior to the date of termination and timely elected COBRA health continuation, a monthly payment in a gross amount equal to the COBRA premium for 12 months or, if earlier, until he commenced subsequent employment.

Upon the termination of Mr. Blaustein’s employment without cause, he was entitled to (1) cash severance equal to nine months of base salary, paid in nine equal monthly installments and (2) if he was participating in our group health plan immediately prior to the date of termination and timely elected COBRA health continuation, a monthly payment in a gross amount equal to the COBRA premium for 12 months or, if earlier, until he commenced subsequent employment.

In each case, the receipt of severance was conditioned on the executive officer’s complying with post termination obligations under his employment agreement, including non-competition, non-solicitation, non-disparagement and confidentiality obligations contained therein, and signing a general release of claims against us.

401(k) Plan

We maintain a 401(k) retirement savings plan pursuant to which our only employee, Mr. Blischak, may defer eligible compensation on a pre-tax or after-tax (Roth) basis. We currently make matching contributions into the 401(k) plan equal to 100% on contributions up to 3% of compensation, and equal to 50% on contributions above 3% and up to 5% of compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of April 15, 2024 by:

•
each of our named executive officers;
•
each of our directors;
•
all of our executive officers and directors as a group; and
•
each person or entity known by us to be beneficial owners of more than five percent of our common stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 1,605,763 shares of common stock outstanding as of April 15, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options held by the person that are currently exercisable, or exercisable or would vest based on service-based vesting conditions within 60 days of April 15, 2024. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o Finch Therapeutics Group, Inc., 75 State Street, Suite 100, Boston, Massachusetts, 02109.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholders:
Crestovo Investor LLC(2)	421,381	26.2%
Chidozie Ugwumba(3)	160,366	9.99%
Named Executive Officers and Directors:
Matthew P. Blischak(4)	8,025	*
Lance Thibault	—	*
Mark Smith(5)	63,434	4.0%
Marc Blaustein(6)	933	*

Jeffery Smisek(7)	48,599	3.0%
Domenic Ferrante(8)	23,033	1.4%
Chris Shumway(9)	423,208	26.3%
Christian Lange(10)	1,827	*
All executive officers and directors as a group (six persons)(11)	504,692	31.1%

* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 1,605,763 shares outstanding on April 15, 2024, adjusted as required by rules promulgated by the SEC.

(2) Consists of 421,381 shares of common stock held by Crestovo Investor LLC (“Crestovo”). Chris Shumway, a member of our board of directors, may be deemed to share voting and investment power with respect to the shares held by Crestovo. The address of Crestovo is 28 Havemeyer Place, Greenwich, Connecticut 06830.

(3) Consists of 160,366 shares of common stock beneficially owned by Chidozie Ugwumba. The shares are held of record by Symbiosis LLC, over which Mr. Ugwumba exercises sole investment power. The address of Mr. Ugwumba is c/o SymBiosis Capital Management, LLC, 609 SW 8th St., Suite 365, Bentonville, Arkansas 72712.

(4) Consists of 8,025 shares of common stock issuable upon the exercise of options granted to Mr. Blischak that are exercisable within 60 days of April 15, 2024

(5) Consists of 63,434 shares of common stock held by Dr. Smith.

(6) Consists of 933 shares of common stock held by Mr. Blaustein.

(7) Consists of (i) 40,258 shares of common stock held by Flight Partners Management LLC (“Flight Partners Capital”), (ii) 6,514 shares of common stock held by Mr. Smisek’s wife and (iii) 1,827 shares of common stock issuable upon the exercise of options granted to Mr. Smisek that are exercisable within 60 days of April 15, 2024. Mr. Smisek, a member of our board of directors, is the president of Flight Partners Capital, and, as a result, may be deemed to share voting and investment power with respect to the shares held by Flight Partners Capital. The address of Flight Partners Capital is PO Box 861, Leland, Michigan 49654.

(8) Consists of (i) 21,206 shares of common stock held by The Domenic J. Ferrante 2006 Investment Trust (the “Ferrante Trust”) and (ii) 1,827 shares of common stock issuable upon the exercise of options granted to Mr. Ferrante that are exercisable within 60 days of April 15, 2024. Mr. Ferrante, a member of our board of directors, is the trustee of the Ferrante Trust, and, as a result, may be deemed to share voting and investment power with respect to the shares held by the Ferrante Trust. The address of the Ferrante Trust is 821 5th Avenue S, Suite 202, Naples, Florida 34102.

(9) Consists of (i) 421,381 shares of common stock held by Crestovo and (ii) 1,827 shares of common stock issuable upon the exercise of options granted to Mr. Shumway that are exercisable within 60 days of April 15, 2024. Mr. Shumway, a member of our board of directors, may be deemed to share voting and investment power with respect to the shares held by Crestovo.

(10) Consists of 1,827 shares of common stock issuable upon the exercise of options granted to Mr. Lange that are exercisable within 60 days of April 15, 2024.

(11) Consists of (i) 489,359 shares of common stock held by our Chief Executive Officer and directors and (ii) 15,333 shares of common stock issuable upon the exercise of options granted to our Chief Executive Officer and directors that are exercisable within 60 days of April 15, 2024.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2023. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity plans approved by stockholders	51,331	$39.05	329,446
Equity Compensation plans not approved by stockholders	—	—	—

__________

(1) Includes awards outstanding under the 2021 Plan. There are no awards outstanding under the Company’s 2017 Equity Incentive Plan and there are currently no outstanding future rights to purchase common stock under the Company's 2021 Employee Stock Purchase Plan (“ESPP”). The weighted-average exercise price is calculated based on the exercise prices of outstanding options and does not include outstanding RSUs (which have no exercise price).

(2) Includes 284,279 shares of common stock available for issuance under the 2021 Plan and 45,167 shares of common stock available for issuance under the ESPP (under which there is not currently an active offering period) as of December 31, 2023.

The 2021 Plan provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each year for a period of ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 5.0% of the total number of shares of common stock outstanding on December 31st of the preceding year; or such lesser number of shares of common stock as determined by our board of directors prior to January 1st of a given year. In addition, the ESPP provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each year for a period of up to ten years commencing on January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to the lesser of (i) 1.0% of the total number of shares of capital stock outstanding on December 31st of the preceding year, and (ii) 1,400,000 shares of common stock; or such lesser number of shares of common stock as determined by our board of directors prior to January 1st of a given year. Accordingly, on January 1, 2024, the number of shares of common stock available for issuance under the 2021 Plan and the ESPP increased by 53,288 shares and 10,657 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of Our Board of Directors

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with Finch’s counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, and any of his or her family members, and Finch, our senior management and our independent auditors, our board of directors has affirmatively determined that each of our four current directors (Mr. Ferrante, Mr. Lange, Mr. Shumway and Mr. Smisek) is an independent director within the meaning of the applicable Nasdaq listing standards. In addition, our board of directors previously determined that each of Susan Graf and Nicholas Haft, who served as members of our board of directors for part of the fiscal year ended December 31, 2023, were also independent directors within the meaning of the applicable Nasdaq listing standards. Mark Smith, our former chief executive who also served as a member of the board of directors for part of the fiscal year ended December 31, 2023, was not independent due to his position at the Company. In making those independence determinations, our board of directors considered the relationships that each such non-employee director has or had with Finch and all other facts and circumstances deemed relevant in determining their independence.

Related Party Transactions

There have been no transactions with a related party during the period beginning on January 1, 2022 through the date of this Amendment required to be disclosed in this Amendment.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and our Chief Executive Officer. The indemnification agreements and our amended and restated bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policy for Approval of Related Person Transactions

We have adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, that is reportable by Finch under Item 404 of Regulation S-K in which we are, were or will be a participant and in which a related person has, had or will have a direct or indirect material interest and in which the amount involved exceeds (a) $120,000 or (b) if Finch qualifies as a “smaller reporting company” under the rules and regulations of the SEC, the lesser of (x) $120,000 or (y) one percent of the average of our total assets at year end for the last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related person transactions and to effectuate the terms of the policy.

In addition, under our Code of Business Conduct and Ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

•
the risks, costs and benefits to us;
•
the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Item 14. Principal Accountant Fees and Services

Current Principal Accountant Fees and Services

Wolf & Company, P.C. (“Wolf”) has served as our independent registered public accounting firm since May 2023. On May 8, 2023, the Audit Committee approved the dismissal of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, effective May 12, 2023, and approved the engagement of Wolf as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. The Audit Committee’s decision was made with the goal of reducing ongoing costs related to the Company’s annual audit.

The following table represents aggregate fees billed to Finch by Wolf during the fiscal year ended December 31, 2023.

Fiscal Year Ended December 31, 2023
Audit Fees(1)	$110,000
Audit-Related Fees(2)	15,000
Tax Fees	—
All Other Fees	—
Total Fees	$125,000

_________

(1)
Audit fees consist of fees for professional services provided in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements, and audit services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Audit-related fees consist of fees for professional services provided in connection with the audit of our 401(k) plan financial statements.

All fees described above were pre-approved by the audit committee.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Wolf & Company, P.C. The policy generally permits pre-approval of specified services in the defined categories of audit services, audit-related services, tax services and permitted non-audit services. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but any pre-approval decision made pursuant to such delegation must be reported to the full audit committee at its next scheduled meeting.

The audit committee has determined that the rendering of services other than audit services by Wolf & Company, P.C. is compatible with maintaining the principal accountant’s independence.

Part IV

Item 15. Exhibits and Financial Statements Schedules

(a)
Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.

(b)
Exhibits

Exhibit Index

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

10.4#

Amendment to the Amended and Restated Exclusive License Agreement, dated as of April 12, 2023, between Finch Therapeutics Holdings LLC and Regents of the University of Minnesota (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 11, 2023).

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

10.12†	Consulting Agreement with Mark Smith, dated May 25, 2023 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2024).
10.13†

Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as of September 8, 2021 (incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K, filed March 31, 2022).

10.14†

Amendment No. 1 to the Executive Employment Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as of December 7, 2022 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed March 23, 2023).

10.15†+

Retention Bonus Agreement by and between Finch Therapeutics Group, Inc. and Marc Blaustein, dated as December 7, 2022 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed March 23, 2023).

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

16.1	Letter of Deloitte & Touche LLP, dated May 11, 2023 (incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed May 11, 2023).
21.1	Subsidiaries of Finch Therapeutics Group, Inc. (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2024).
23.1	Consent of Wolf & Company, P.C. (incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2024).
23.2	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2024).

97.1	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K, filed March 25, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (the cover page interactive date is embedded within the Inline XBRL document)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2024	FINCH THERAPEUTICS GROUP, INC.

	By	/s/ Matthew P. Blischak
Name: Matthew P. Blischak
Title: Chief Executive Officer, President and Secretary
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matthew P. Blischak	Chief Executive Officer, President, and Secretary	April 26, 2024
Matthew P. Blischak	(Principal Executive Officer)

/s/ Lance Thibault	Chief Financial Officer	April 26, 2024
Lance Thibault	(Principal Financial and Accounting Officer)

/s/ Christian Lange	Chair of the Board of Directors	April 26, 2024
Christian Lange
/s/ Domenic Ferrante	Director	April 26, 2024
Domenic Ferrante

/s/ Chris Shumway	Director	April 26, 2024
Chris Shumway

/s/ Jeffery Smisek	Director	April 26, 2024
Jeffery Smisek