Form 10-Q
period 2024-03-31
Finch Therapeutics Group, Inc.
filed 2024-05-10
CIK 1733257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024 there were 1,605,763 outstanding shares of the registrant’s common stock, par value $0.001 per share.

FINCH THERAPEUTICS GROUP, INC.

FORM 10-Q

For the quarterly period ended March 31, 2024

i

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
•
our financial performance.

These forward-looking statements are based on our management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions and are not guarantees of future performance or development. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in any other reports we file with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$20,762	$25,124
Prepaid expenses and other current assets	413	723
Total current assets	21,175	25,847
Property and equipment, net	551	594
Operating right-of-use assets	26,018	26,584
Restricted cash, non-current	2,348	2,348
Total Assets	$50,092	$55,373
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$47	$141
Accrued expenses and other current liabilities	1,444	2,220
Operating lease liabilities, current	2,008	1,723
Total current liabilities	3,499	4,084
Operating lease liabilities, non-current	27,555	28,403
Total liabilities	31,054	32,487
Commitments and Contingencies (Note 8)
Preferred stock (undesignated), $0.001 par value; 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Stockholders’ Equity:
Common stock, $0.001 par value; 200,000,000 shares authorized and 1,605,763 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2	2
Additional paid-in capital	373,307	373,279
Accumulated deficit	(354,271)	(350,395)
Total stockholders’ equity	19,038	22,886
Total Liabilities and Stockholders’ Equity	$50,092	$55,373

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration revenue	$—	$107
Total revenue	—	107
Operating Expenses:
Research and development	—	6,996
General and administrative	5,164	9,617
Impairment of in-process research and development	—	32,900
Impairment of long-lived assets	—	13,141
Restructuring	34	3,236
Total operating expenses	5,198	65,890
Net loss from operations	(5,198)	(65,783)
Other Income (Expense), Net:
Interest income (expense), net	280	425
Loss on loan extinguishment	—	(1,366)
Loss on sale and disposal of fixed assets, net	—	(137)
Sublease and other income	1,042	1,053
Total other income (expense), net	1,322	(25)
Loss before income taxes	(3,876)	(65,808)
Income tax benefit	—	3,461
Net loss	$(3,876)	$(62,347)
Net loss per share attributable to common stockholders—basic and diluted (Note 11)	$(2.41)	$(39.19)
Weighted-average common stock outstanding—basic and diluted	1,605,763	1,602,852

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share and per share data)

	Common Stock $0.001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2023	1,601,717	$2	$371,350	$(275,641)	$95,711
Vesting of restricted stock units	3,044	—	—	—	—
Stock-based compensation	—	—	1,180	—	1,180
Net loss	—	—	—	(62,347)	(62,347)
Balance, March 31, 2023	1,604,761	$2	$372,530	$(337,988)	$34,544

	Common Stock $0.001 Par Value		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, January 1, 2024	1,605,763	$2	$373,279	$(350,395)	$22,886
Stock-based compensation	—	—	28	—	28
Net loss	—	—	—	(3,876)	(3,876)
Balance, March 31, 2024	1,605,763	$2	$373,307	$(354,271)	$19,038

See notes to unaudited condensed consolidated financial statements.

FINCH THERAPEUTICS GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Used in Operating Activities:
Net loss	$(3,876)	$(62,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	43	1,367
Stock-based compensation expense	28	1,180
Impairment of in-process research and development	—	32,900
Impairment of long-lived assets	—	13,141
Loss on loan extinguishment	—	1,366
Loss on sale and disposal of property and equipment	—	180
Non-cash operating lease and interest cost	566	982
Benefit for deferred income taxes	—	(3,461)
Changes in operating assets and liabilities:
Accounts receivable	—	37
Prepaid expenses and other current assets	310	1,238
Other non-current assets	—	4,033
Accounts payable	(94)	(136)
Accrued expenses and other current liabilities	(776)	(2,745)
Other non-current liabilities	—	(50)
Operating lease liabilities	(563)	(1,066)
Net cash used in operating activities	(4,362)	(13,381)
Cash Used in Investing Activities:
Purchases of property and equipment	—	(14)
Net cash used in investing activities	—	(14)
Cash Used in Financing Activities:
Repayment of loan	—	(15,000)
Payment of loan prepayment and termination fee and other	—	(1,159)
Net cash used in financing activities	—	(16,159)
Net change in cash, cash equivalents and restricted cash	(4,362)	(29,554)
Cash, cash equivalents and restricted cash at beginning of period	27,472	73,805
Cash, cash equivalents and restricted cash at end of period	$23,110	$44,251

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

Liquidity and Capital Resources

The Company currently forecasts that its unrestricted cash and cash equivalents of $20.8 million as of March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months beyond the date of issuance of the condensed consolidated financial statements. However, due to the consideration of certain qualitative factors, including the Company’s recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around its ability to successfully realize the full value of its intellectual property estate and other assets, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result, the Company may need additional funding to support its operating activities as it seeks to realize value from its intellectual property estate and other assets. Until such time, if ever, that the Company can generate substantial revenue, the Company may pursue to finance its cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. If the Company is unable to obtain funding as needed, it may decide to pursue a dissolution and liquidation.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of Article 10 of Regulation S-X of the Securities Act of 1933, as amended, published by the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2024.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary for a fair presentation of the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. The condensed consolidated balance sheet as of

December 31, 2023 has been derived from the audited consolidated financial statements of the Company but does not include all disclosures required by U.S. GAAP.

Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation.

2. Summary of Significant Accounting Policies

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited interim condensed consolidated financial statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU") 2023-07, Improvements to Reportable Segment Disclosures. This standard update requires additional interim and annual disclosures about a reportable segment’s expenses, even for companies with only one reportable segment. The guidance applies to all public entities and is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard update requires additional interim and annual disclosures about a company’s income taxes, including more detailed information around the annual rate reconciliation and income taxes paid. The standard applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of these amendments on its disclosures, but this standard update will not impact the Company's results of operations or financial position.

3. Balance Sheet Information

Cash, cash equivalents and restricted cash

Cash, cash equivalents and restricted cash consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$20,762	$25,124
Restricted cash	2,348	2,348
Total cash, cash equivalents and restricted cash	$23,110	$27,472

Non-current restricted cash primarily consists of a security deposit on the Company’s operating lease.

Property and equipment

Property and equipment consisted of office furniture and fixtures totaling $0.9 million with corresponding accumulated depreciation of $0.3 million as of March 31, 2024 and December 31, 2023. Depreciation expense was nominal for the three months ended March 31, 2024. For the three months ended March 31, 2023, depreciation expense was $1.4 million. During the quarter ended March 31, 2023, the Company recorded an impairment charge of $13.1 million to its long-lived assets, as it was determined that certain equipment, leasehold improvements, and software associated with program development would no longer be used.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Legal and professional fees	$1,153	$1,301
Refundable tax credit	—	418
Restructuring costs	66	260
Accrued compensation and benefits	10	125
Accrued other	215	116
Total accrued expenses and other current liabilities	$1,444	$2,220

4. Fair Value Measurement

The Company has no assets or liabilities classified as Level 2 or 3 on its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis classified as Level 1 of the fair value hierarchy as follows (in thousands):

	March 31, 2024	December 31, 2023
Money market funds	$20,565	$24,919

There were no transfers between fair value levels during the three months ended March 31, 2024 and the year ended December 31, 2023. The carrying values of prepaid expenses, other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Leases

Hood Lease

On August 3, 2021, the Company entered into a 10-year lease agreement with Hood Park LLC (the “Hood Lease”), pursuant to which the Company leased approximately 61,139 square feet of office and laboratory space (the “Premises”). The Company recorded lease expense related to the Hood Lease of $1.2 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively.

The Company subleases substantially all the Premises. For the three months ended March 31, 2024 and 2023, the Company recognized sublease income of $1.0 million and $1.1 million, respectively, which is presented as other income in the condensed consolidated statements of operations.

Other Nominal Leases

The Company was party to two other nominal leases, one of which ended in February 2023 and the other of which ended in June 2023. The Company's lease expense under these leases was $0.3 million for the three months ended March 31, 2023.

The following table presents the classification of the right-of-use asset and operating lease liabilities (in thousands):

	Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating right-of-use assets	$26,018	$26,584
Liabilities
Operating lease liabilities
Current	Operating lease liabilities, current	$2,008	$1,723
Noncurrent	Operating lease liabilities, non-current	27,555	28,403
Total lease liabilities		$29,563	$30,126

The following table represents the components of operating lease cost, which are included in general and administrative and research and development expense, and sublease income, which is included in other income on the statement of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Operating lease cost	$1,202	$1,723
Short-term lease cost	—	13
Variable lease cost	421	445
Sublease income	(1,042)	(1,053)
Total lease cost, net	$581	$1,128

The weighted-average remaining operating lease term and discount rate as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)	7.8	8.0
Weighted-average discount rate	8.5%	8.5%

Supplemental disclosure of cash flow information related to operating leases for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	2024	2023
Changes in operating lease liabilities	$(563)	$(1,066)

The following table represents a summary of the Company’s future operating lease payments required as of March 31, 2024 (in thousands):

2024	$3,197
2025	4,931
2026	5,071
2027	5,215
2028	5,364
Thereafter	17,026
Total future minimum lease payments	40,804
Less: amount representing interest	(11,241)
Present value of future minimum lease payments	$29,563

The undiscounted cash flows to be received under the operating subleases as of March 31, 2024 were as follows (in thousands):

2024	$3,174
2025	3,135
$6,309

6. RESTRUCTURING

The Company recognized nominal restructuring charges during the three months ended March 31, 2024. During the three months ended March 31, 2023 the Company recognized restructuring charges of $3.2 million, primarily consisting of one-time severance payments, healthcare coverage, outplacement services and related expenses in connection with restructuring activities undertaken in January 2023. These restructuring activities were substantially completed in the fourth quarter of 2023 and the Company expects to incur a total charge of $3.9 million. All restructuring payments are expected to be completed by the second quarter of 2024. The accrued restructuring liability is included in accrued expenses and other current liabilities as of March 31, 2024.

The following table summarizes the restructuring accrual activity for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	March 31, 2023
Accrued restructuring liability, beginning of the period	$260	$201
Restructuring charges	34	3,236
Cash payments	(228)	(1,755)
Accrued restructuring liability, end of the period	$66	$1,682

7. Income Taxes

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future. There were no material changes in the Company’s tax position in the three months ended March 31, 2024 as compared to the year ended December 31, 2023. The benefit for the three months ended March 31, 2023 reflects the full removal of the deferred tax liability on the IPR&D that was written off during the first quarter of 2023 and treated as a discrete item in the tax provision.

8. Commitments and Contingencies

Legal Contingencies

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc. (collectively, “Rebiotix”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “Court”). The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by the Company: U.S. Patent Nos. 10,675,309 (the “’309 Patent”); 10,463,702 (the “’702 Patent”); 10,328,107 (the “’107 Patent”); 10,064,899; 10,022,406 (the “’406 Patent”); 9,962,413 (the “’413 Patent”); and 9,308,226. On February 7, 2022, the Company filed an answer and counterclaims against Rebiotix for infringement of the ’107, ’702, and ’309 Patents. In June 2022, Finch alleged infringement of the ’406 and ’413 Patents by Rebiotix. On March 7, 2022, the Company filed an amended answer and counterclaims, in which the Company, together with the Regents of the University of Minnesota (“UMN”), alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to the Company: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, (collectively, the “UMN Patents”). On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, the Company and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, the Company filed a second amended answer and counterclaims, in which the Company alleged infringement by Rebiotix of two additional U.S. Patents owned by Finch: U.S. Patent Nos. 11,541,080 (the “’080 Patent”) and 11,491,193 (the “’193 Patent”). On February 7, 2023, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 Patent and ’193 Patent. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that Finch lacks standing to sue as to the ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, Finch does not own them and therefore does not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents. On December 8, 2023, both parties filed dispositive motions asking the Court to resolve certain aspects of the case in advance of the jury trial. On February 21, 2024, the Company received a notice that the U.S. District Court for the District of Delaware issued an order resetting the trial date from May 20, 2024 to August 5, 2024. On April 15, 2024, Rebiotix filed a motion for leave to amend its Reply and Counterclaims to add a counterclaim of infringement of U.S. Patent 11,944,654 against UMN by UMN’s MTP-101-LR product or, in the alternative, add an affirmative defense to patent infringement claims based on the ‘914 and ‘012 patents.

The pending lawsuit is subject to inherent uncertainties, and the actual legal fees and costs will depend upon many unknown factors. The outcome of the pending lawsuit cannot be predicted with certainty. The Company has determined that there is no probable or estimable loss contingency that is required to be recorded as of March 31, 2024.

License and Royalty Payments

The Company is party to license agreements under which it is obligated to make milestone and royalty payments and incurs annual maintenance fees.

The Company owes a nominal annual maintenance fee under its license agreement with the UMN, as well as escalating minimum royalty amounts. The minimum payments continue in perpetuity until the agreement is terminated. Upon product commercialization, the Company will be required to pay minimum royalties of $20 thousand under a license agreement for patents owned by Arizona State University.

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

9. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value undesignated preferred stock. As of March 31, 2024, no shares of preferred stock were outstanding. Each share of common stock entitles the holder to one vote, together with the holders of any preferred stock outstanding, on all matters submitted to the stockholders for a vote. Common stockholders are also entitled to receive dividends. As of March 31, 2024, no cash dividends have been declared or paid.

As of March 31, 2024 and December 31, 2023 the Company has reserved 47,108 and 51,331 shares of common stock, respectively, for the exercise of stock options granted pursuant to its 2021 Equity Incentive Plan (the “2021 Plan”).

10. Stock-Based Compensation

2021 Equity Incentive Plan

The 2021 Plan provides for the grant of incentive stock options to employees, including employees of any parent or subsidiary of the Company, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of the Company’s affiliates. During the first quarter of 2024, no awards have been granted under the 2021 Plan and all previously awarded restricted stock units were vested as of December 31, 2023.

On January 1, 2024, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increased in accordance with the terms of the plan by 53,288 shares. As of March 31, 2024, there were 47,108 shares of common stock issuable upon the exercise of outstanding options and there were 341,790 shares available for future issuance.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the "2021 ESPP") provides participating employees with the opportunity to purchase shares of common stock. The occurrence and duration of offering periods under the 2021 ESPP are subject to the determinations of the compensation committee of the Board of Directors. There were no offerings in the first quarter of 2024. The number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each year in accordance with the terms of the plan. On January 1, 2024, the number of shares of common stock reserved for issuance under the 2021 ESPP increased by 10,657 shares. As of March 31, 2024, 3,354 shares have been issued under the 2021 ESPP and 55,824 shares are available for future issuance.

Stock Options

The following table summarizes the activity of the Company’s stock options for the three months ended March 31, 2024:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2023	51,331	$39.05	8.0
Granted	—	$—
Cancelled or forfeited	(128)	$149.99
Expired	(4,095)	$141.23
Outstanding as of March 31, 2024	47,108	$29.87	8.0
Options exercisable as of March 31, 2024	14,676	$14.68	5.3
Options vested or expected to vest as of March 31, 2024	47,108	$29.87	8.0

As of March 31, 2024, the stock options had no intrinsic value and there was approximately $0.1 million of unrecognized compensation expense remaining to be recognized under the 2021 Plan. The Company expects to recognize this cost over a weighted average period of 3.2 years.

Stock-Based Compensation Expense

Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 was recorded as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$—	$231
General and administrative	28	949
Total	$28	$1,180

11. Loss Per Share

Basic and diluted loss per share for the three months ended March 31, 2024 and 2023, which is computed by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding, is as follows (in thousands, except share and per share data):

	2024	2023
Numerator:
Net loss and net loss attributable to common stockholders—basic and diluted	$(3,876)	$(62,347)
Denominator:
Weighted-average common stock outstanding—basic and diluted	1,605,763	1,602,852

Net loss per share attributable to common stockholders—basic and diluted	$(2.41)	$(39.19)

The weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following from the computation of diluted net loss per share attributable to common stockholders as of March 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	2024	2023
Options to purchase common stock	47,108	73,785
Unvested restricted stock units	—	1,486
	47,108	75,271

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (1) our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 25, 2024, which we refer to as the 2023 10-K.

Overview

We are a microbiome technology company with a portfolio of intellectual property and microbiome assets. Our objectives are to realize the value of our intellectual property estate through licensing our technology to collaboration partners and enforcing our patent rights against infringing parties through intellectual property litigation and, in certain cases, to generate additional data on selected product candidates through academic collaborations. In January 2023, we began focusing on realizing the value of our intellectual property estate and other assets. We have significantly scaled back our expenses by winding down our clinical development efforts, including liquidating certain of our assets, terminating vendor contracts and reducing headcount, and we now focus on realizing the value of our intellectual property and other assets (which we refer to collectively as the Strategic Reprioritization).

We do not currently expect to be able to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. Since our inception, we have funded our operations primarily with proceeds from the sale of common and convertible preferred stock, our previous loan agreement with Hercules Capital and from collaboration revenue. Since our inception, we have incurred significant operating losses. As of March 31, 2024, we had an accumulated deficit of $354.3 million. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

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

We continue to explore opportunities to realize the value of our intellectual property and microbiome assets through strategic partnerships and academic collaborations. These include our licensing relationship with the University of Minnesota, or UMN, pursuant to which UMN is conducting multiple investigator-sponsored clinical trials using a microbiome product candidate comprised of compositions to which we hold an exclusive license. In addition to our clinical and pre-clinical assets, we have developed a biorepository of samples and strains that can be used in a variety of research applications and may form the basis for future collaborations.

Components of Our Results of Operations

Revenue

We have no products approved for commercial sale. We have not and do not expect to generate any revenue from the sale of licensed products in 2024. Revenue for the three months ended March 31, 2023 was generated primarily through a collaboration agreement that has ended. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate.

Agreements with OpenBiome

We are party to a LMIC License Agreement, or the LMIC Agreement, with Microbiome Health Research Institute, Inc., or OpenBiome, pursuant to which we granted OpenBiome a non-exclusive royalty-bearing license, with the right to grant sublicenses, under certain patents, patent applications, and know-how that are reasonably necessary or useful for the exploitation of products manufactured directly from stool from a stool donor source without the use of culturing or replication, or certain natural products. The only consideration provided to us under the LMIC Agreement is in the form of potential future royalties on net sales of these products. We are entitled to receive tiered royalties on net sales of certain products, ranging from mid-single digit to low second decile digits on a product-by-product and country-by-country basis. We were also party to an asset purchase agreement, or the OpenBiome Agreement, with OpenBiome which entitles us to royalties which serve as reimbursement for third party license fees, based on certain sales.

We did not recognize any revenue related to the LMIC Agreement or the OpenBiome Agreement for each of the three months ended March 31, 2024 and 2023.

Operating Expenses

Research and Development Expenses

Until January 2023, research and development, or R&D, activities were central to our business model. As a result of our Strategic Reprioritization, we do not currently expect to be able to progress any product candidate through clinical trials or commercial approval.

R&D expenses for the three months ended March 31, 2023 primarily consisted of salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in R&D functions. We expensed R&D costs as incurred.

General and Administrative Expenses

We expect general and administrative expenses to primarily consist of expenses associated with being a public company, including costs related to consulting, accounting, audit, legal, regulatory and tax compliance services, and director and officer insurance costs.

Impairment of IPR&D

In January 2023, management concluded that the Strategic Reprioritization was an impairment indicator requiring our management to perform an interim impairment test of its in-process research and development, or IPR&D, asset. Management's assessment indicated that there was no future cash flow projections associated with the IPR&D asset and the fair value was zero. This resulted in an impairment charge during the three months ended March 31, 2023.

Impairment of Long-Lived Assets

Impairment of long-lived assets consisted of costs attributable to the cease of use of laboratory equipment, leasehold improvements, and software associated with program development, as it was determined that certain long-lived assets would no longer be used as a result of the Strategic Reprioritization.

Restructuring Expense

Restructuring expenses consist of costs directly incurred because of restructuring initiatives, and includes one-time severance payments, healthcare coverage, outplacement services and related expenses as well as contract cancellation costs.

Total Other Income (Expense), Net

Total other income (expense), net primarily consists of sublease income, loss on loan extinguishment, loss on the sale and disposal of fixed assets, and interest income.

Income Tax Benefit

The income tax benefit reflects the full removal of the deferred tax liability associated with the IPR&D that was written off during the first fiscal quarter of 2023 and treated as a discrete item in the tax provision.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Revenue:
Collaboration revenue	$—	$107
Total revenue	—	107
Operating Expenses:
Research and development	—	6,996
General and administrative	5,164	9,617
Impairment of in-process research and development	—	32,900
Impairment of long-lived assets	—	13,141
Restructuring expense	34	3,236
Total operating expenses	5,198	65,890
Net operating loss	(5,198)	(65,783)
Other Income (Expense), Net:
Interest income (expense), net	280	425
Loss on loan extinguishment	—	(1,366)
Loss on sale and disposal of fixed assets, net	—	(137)
Sublease and other income	1,042	1,053
Total other income (expense), net	1,322	(25)
Loss before income taxes	(3,876)	(65,808)
Income tax benefit	—	3,461
Net loss	$(3,876)	$(62,347)

Revenue

There was no revenue for the three months ended March 31, 2024. Revenue of $0.1 million for the three months ended March 31, 2023 primarily consisted of collaboration revenue.

Research and Development Expenses

There were no R&D expenses for the three months ended March 31, 2024. R&D expenses totaled $7.0 million for the three months ended March 31, 2023. The decrease was due to the Strategic Reprioritization, including our strategic shift to focusing on realizing the value of our intellectual property and other assets. This included liquidating certain of our assets, terminating vendor contracts and reducing headcount.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023	Increase (Decrease)
Professional fees	$3,062	$4,398	$(1,336)
Facilities and supplies	1,393	1,840	(447)
Personnel expenses (including stock-based compensation)	152	2,088	(1,936)
Other expenses	557	1,291	(734)
	$5,164	$9,617	$(4,453)

General and administrative expenses were $5.2 million and $9.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $4.5 million was primarily due to a $1.9 million decrease in personnel expenses due to the reduction in headcount to one full time employee, a $1.3 million decrease in professional fees primarily due to lower legal fees, a $0.7 million decrease in other expenses primarily driven by our decision to significantly scale back our operations and a $0.4 million decrease in facilities and supplies primarily due to terminating our Inner Belt Road lease in 2023.

Restructuring Expense

Restructuring expense for the three months ended March 31, 2024 was nominal, compared to $3.2 million for the three months ended March 31, 2023. The decrease is due to nominal costs remaining in 2024 related to the implementation of certain expense reduction measures undertaken in January 2023 as part of the Strategic Reprioritization.

Other Income (expense), Net

Total other income (expense), net was income of $1.3 million for the three months ended March 31, 2024 and nominal expense for the three months ended March 31, 2023. The increase of $1.3 million was primarily due to a loss on loan extinguishment of $1.4 million during the three months ended March 31, 2023 primarily resulting from paying off our loan balance with Hercules Capital, Inc., or Hercules, in January 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any product revenue and have incurred operating losses and negative cash flows from our operations. We do not currently expect to progress any product candidate through clinical trials or commercial approval and we do not currently expect to generate any revenue from product sales. We expect that our revenue for the next several years, if any, will be derived from enforcement and out-licensing of our intellectual property estate. We have funded our operations primarily through equity financings, debt financing, and collaboration revenue. We raised an aggregate of $118.8 million in net proceeds from our IPO, approximately $177.0 million from the sale of convertible preferred stock and $14.0 million in collaboration revenue received under a collaboration agreement, which was terminated in 2022. In May 2022, we borrowed $15.0 million under a loan agreement with Hercules and in January 2023, we voluntarily paid off all outstanding amounts under the loan agreement with Hercules.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	2024	2023
Net cash used in operating activities	$(4,362)	$(13,381)
Net cash used in investing activities	—	(14)
Net cash used in financing activities	—	(16,159)
Net decrease in cash and cash equivalents, and restricted cash	$(4,362)	$(29,554)

Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $4.4 million compared to $13.4 million in 2023. The decrease in cash used in operating activities is primarily due to the implementation of the Strategic Reprioritization. During the three months ended March 31, 2024, cash used in operating activities was primarily related to employee compensation and consulting as well as legal and other professional costs.

Investing Activities

During the three months ended March 31, 2024, there was no cash used in investing activities and a nominal amount during the three months ended March 31, 2023.

Financing Activities

During the three months ended March 31, 2024, there was no cash used in financing activities. During the three months ended March 31, 2023, cash used in financing activities of $16.2 million was due to repaying an outstanding balance of $15.0 million borrowed under our loan agreement with Hercules, as well as the payment of related prepayment fees.

Funding Requirements

As of March 31, 2024, our unrestricted cash and cash equivalents were $20.8 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into 2025; however, our anticipated cash expenditures and funding requirements are largely dependent upon the outcome of our ongoing litigation against Rebiotix, which is scheduled to go to trial in August 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. We expect to continue to incur significant losses for the foreseeable future as we attempt to realize the value of our intellectual property estate and other assets.

Material Cash Requirements

During the three months ended March 31, 2024, there were no material changes to our material cash requirements from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” discussed in the 2023 10-K.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2023 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of interest rates.

Interest Rate Risk

There have been no material changes in our primary risk exposures or management of market risk from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the 2023 10-K.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Pursuant to Rules 13(a)-13(e) and 15(d)-15(e) under the Exchange Act, management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On December 1, 2021, Rebiotix Inc. and Ferring Pharmaceuticals Inc., or, collectively, Rebiotix, filed a complaint against us in the U.S. District Court for the District of Delaware, or the Court. The complaint seeks a declaratory judgment of non-infringement and invalidity with respect to seven United States Patents owned by us: U.S. Patent Nos. 10,675,309, or the ’309 Patent; 10,463,702, or the ’702 Patent; 10,328,107, or the ’107 Patent; 10,064,899; 10,022,406, or the ’406 Patent; 9,962,413, or the ’413 Patent; and 9,308,226. On February 7, 2022, we filed an answer and counterclaims against Rebiotix for infringement of the ’107 Patent, the ’702 Patent, and the ’309 Patent. In June 2022, we alleged infringement of the ’406 Patent and ’413 Patent by Rebiotix. On March 7, 2022, we filed an amended answer and counterclaims, in which we, together with the Regents of the University of Minnesota, or UMN, alleged infringement by Rebiotix of three U.S. Patents owned by UMN and exclusively licensed to us: U.S. Patent Nos. 10,251,914, 10,286,011, and 10,286,012, or, collectively, the UMN Patents. On April 4, 2022, Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the UMN Patents. On May 2, 2022, we and UMN responded, denying such counterclaims. The Court set a trial date for a five-day trial beginning on May 20, 2024. On January 23, 2023, we filed a second amended answer and counterclaims, in which we alleged infringement by Rebiotix of two additional U.S. Patents owned by us: U.S. Patent Nos. 11,541,080, or the ’080 Patent, and 11,491,193, or the ’193 Patent. On February 7, 2023 Rebiotix filed counterclaims for declaratory judgment of non-infringement and invalidity of the ’080 Patent and ’193 Patent. The Court issued a claim construction order on February 28, 2023. On July 6, 2023, Rebiotix filed a motion to dismiss certain counts of our second amended answer and counterclaims based on the assertion that we lack standing to sue as to the ’107 Patent, ’702 Patent, ’309 Patent, ’406 Patent, ’413 Patent, ’193 Patent, and ’080 Patent. Rebiotix specifically alleges that the sole named inventor on these patents, Thomas J. Borody, did not assign his rights in those patents to Finch, and as a result, we do not own them and therefore do not have standing to assert them. Briefing on this motion is complete. The parties have mutually agreed to narrow the case to include only claims from the ’309, ’702, ’193, ’080, ’914, and ’012 Patents. On December 8, 2023, both parties filed dispositive motions asking the Court to resolve certain aspects of the case in advance of the jury trial. On February 21, 2024, the Company received a notice that the U.S. District Court for the District of Delaware issued an order resetting the trial date from May 20, 2024 to August 5, 2024. On April 15, 2024, Rebiotix filed a motion for leave to amend its Reply and Counterclaims to add a counterclaim of infringement of U.S. Patent 11,944,654 against UMN by UMN’s MTP-101-LR product or, in the alternative, add an affirmative defense to patent infringement claims based on the ‘914 and ‘012 patents.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

[PLACEHOLDER FOR RISK FACTOR UDPATES]

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

FINCH THERAPEUTICS GROUP, INC.

Date: May 8, 2024	By:	/s/ Matthew P. Blischak
Matthew P. Blischak
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Lance Thibault
Lance Thibault
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)